Form 10-Q
period 2001-06-30
I A EUROPE INC
filed 2001-08-17
CIK 1144425

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001

-----------------------------------------------------------------

                        I.A. EUROPE, INC.
     (Exact name of registrant as specified in its charter)


     Delaware                               52-2327637
 ---------------                         -------------------
State of Incorporation                   IRS Employer ID No.

14 Wall Street - 20th Floor
New York, New York                             10005
-------------------------------            --------------
Address of Principal Executive Offices        Zip Code


Registrant's Telephone Number             (212) 618-1801
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of June 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

         16,509,596   shares of voting common stock

               I.A. EUROPE, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
              CONDENSED CONSOLIDATED BALANCE SHEET

                         JUNE 30, 2001
                          (UNAUDITED)

                             ASSETS
Current assets:
  Cash                                                       $   13,666
  Loans receivable from strategic partners                      139,590
  Accrued interest receivable                                     3,033
  Advances to employee for expenses in Europe                   114,656
                                                             ----------
       Total current assets                                     270,945

                                                Accumulated
                                       Asset   Depreciation
Fixed assets:
  Automobile                          $30,555   $ (5,093)
  Furniture and equipment              39,403     (6,567)
                                    ----------  ---------
       Total fixed assets              69,958    (11,660)        58,298
                                    ----------  ---------    ----------
Security deposits                                                 7,947
                                                             ----------
       T O T A L                                             $  337,190

                          LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses                      $   20,509
                                                             ----------

                      STOCKHOLDERS' EQUITY

Common stock - authorized 50,000,000 shares,
  par value $.001 per share; issued and outstanding
  16,509,956 shares                                             16,510
Additional paid-in capital                                   1,216,510
Deficit accumulated during development stage                  (916,339)
                                                            -----------
       Total stockholders' equity                              316,681
                                                            -----------
       T O T A L                                             $ 337,190
                                                            ===========

           The attached notes are made a part hereof.

               I.A. EUROPE, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
             FOR THE SIX MONTHS ENDED JUNE 30, 2001
                          (UNAUDITED)


Cash flow from operating activities:
 Net (loss)                                                 $ (903,956)
 Adjustments to reconcile net (loss)
     to cash used in operating activities:
  Depreciation                                                  11,660
  Amortization of deferred financing costs                      16,071
  Loss on extinguishment of debt                               133,929
  Noncash portion of recapitalization expense                    8,000
  Capital stock issued for interest on convertible debentures   29,023
  Capital stock issued for services                            324,800
  Changes in assets and liabilities:
    Increase in current assets                                (117,689)
    Increase in other assets                                    (7,947)
    Decrease in current liabilities                            (79,491)
                                                             ----------
         Net cash used for operating activities               (585,600)
                                                             ----------
Cash flow used for investing activities:
 Loans to strategic partners                                  (139,590)
 Purchase of fixed assets                                      (62,141)
                                                             ----------
         Net cash used for investing activities               (201,731)
                                                             ----------
Cash flow provided from financing activities:
 Proceeds of convertible debentures, net of
  $150,000 related issue costs                                 721,197
                                                             ----------
         Net cash provided by financing activities             721,197
                                                             ----------

Net decrease in cash                                           (66,134)

Cash at January 1, 2001                                         79,800
                                                             ----------
Cash at June 30, 2001                                       $   13,666
                                                             ==========

           The attached notes are made a part hereof.

              I. A. EUROPE, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
    CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JUNE 30, 2001
                          (UNAUDITED)

                                           Additional                 Total
                            Common Stock     Paid-In  Accumulated Stockholders'
                          Shares    Amount   Capital    Deficit      Equity
                       --------------------------------------------------------
Balance - January 1, 2001,
 as adjusted for
 recapitalization        13,434,398 $13,434  $ (13,434) $(12,383)  $ (12,383)

Conversion of debentures
 to common stock          2,171,000   2,171    869,026               871,197

Issuance of common stock
 for interest on
 convertible debentures      72,558      73     28,950                29,023

Issuance of common stock
 for acquisition of MAS
 XXVII Corp.                 20,000      20      7,980                 8,000

Issuance of common stock
 for services               812,000     812    323,988               324,800

Net (loss)                     --       --        --    (903,956)   (903,956)
                       -------------------------------------------------------
Balance - June 30, 2001  16,509,956 $16,510 $1,216,510 $(916,339)  $ 316,681
                       =======================================================

           The attached notes are made a part hereof.

              I. A. EUROPE, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                          (UNAUDITED)

                                                Three Months  Six Months
                                                    Ended       Ended
                                               June 30, 2001 June 30, 2001
                                          ---------------------------------
Revenue                                           $    --     $   --

Operating expenses:
  Organization and marketing expenses               591,569    626,378
  General and administrative expenses                32,873     51,389
  Recapitalization expense                           38,538     38,538
  Depreciation                                       11,660     11,660
                                                   ---------  ---------
          Total operating expenses                  674,640    727,965
                                                   ---------  ---------
Operating income (loss)                            (674,640)  (727,965)
                                                   ---------  ---------
Other income (expense):
  Interest income                                     3,033      3,033
  Interest and amortization of debt issue costs     (31,622)   (45,095)
                                                   ---------  ---------
         Total other income (expense)               (28,589)   (42,062)
                                                   ---------  ---------
(Loss) before extraordinary item                   (703,229)  (770,027)

Extraordinary item:
  Loss on extinguishment of debt                   (133,929)  (133,929)
                                                   ---------  ---------
Net (loss)                                       $ (837,158) $(903,956)
                                                   =========  =========
Net (loss) per share:
  (Loss) before extraordinary item                   $(0.05)    $(0.06)

  Extraordinary item                                  (0.01)     (0.01)
                                                   ---------  ---------
         Net (loss)                                  $(0.06)    $(0.07)
                                                   =========  =========
Weighted average number of common shares
  used to compute net (loss) per share           13,540,373  13,483,286
                                                 =========== ==========

           The attached notes are made a part hereof.

            I. A. EUROPE, INC. AND SUBSIDIARIES
               (A DEVELOPMENT STAGE COMPANY)

          NOTES TO CONDENSED FINANCIAL STATEMENTS

                    AS AT JUNE 30, 2001


(1)  Organization and Basis of Presentation

I.A. Europe, Inc. (the Company) was incorporated in August 2000 in New York State primarily as a web based enterprise offering B2B and B2C internet solutions such as web hosting, web design, web marketing as well as e-commerce and business solutions, with particular attention to the European market. It commenced operations in October 2000 and through June 30, 2001 has been in the development stage, having generated no revenues from planned operations through this date.

In February 2001, through an exchange of stock, the Company became a wholly-owned subsidiary of In Memoriam. Com, Inc. (In Memoriam), a Delaware corporation which subsequently changed its name to I.A. Europe, Inc. In Memoriam was inactive, with no operating history, and had no operating assets as of the date of the exchange. Since In Memoriam was inactive and the shareholders of the Company received the substantial majority of the shares in the exchange, this transaction has been treated as recapitalization of the Company and is reflected as part of the capitalization of the Company as of January 1, 2001; such capitalization also gives effect to a 2.5-for-1 stock split which occurred as of the date of the exchange.

On June 29, 2001, the Company acquired all the outstanding shares of common stock of MAS Acquisition XXVII Corp., an Indiana Company, and a reporting company with the Securities and Exchange Commission. As a result of this acquisition, MAS Acquisition XXVII became a subsidiary of I.A. Europe. The Company, upon effectiveness of the Agreement and Plan of Reorganization executed with MAS Acquisition XXVII, became the successor issuer to MAS Acquisition XXVII for reporting purposes under the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission. The officers, directors and by-laws of I.A. Europe continued without change as the officers, directors and by-laws of the successor issuer. Since MAS Acquisition XXVII was also an inactive corporation, without any operating history or assets, this transaction was also treated as a recapitalization of the Company and the Company, as the successor issuer, is presenting its operations and capital structure as the basic financial statements of the entity. Costs of $38,538 incurred in connection with this transaction have been charged to operations for the three and six months ended June 30, 2001.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for condensed interim information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

(2) Loss Per Share

The Company has calculated net (loss) per share by dividing net loss before extraordinary item and net loss by the weighted average number of common shares outstanding for each period. However, for purposes of computing loss per share for the three and six months ended June 30, 2001, all of the shares issued in connection with the In Memoriam transaction have been considered as outstanding for the entire period. There were no common stock equivalents outstanding as of June 30, 2001.

(3) Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the Company's current period net losses and its operating loss carryforward has been fully reserved.


(4)   Business Status

As described in Note 1, the Company is in the process of developing its business plan and considers itself in the development stage, as it has not generated any revenue from its planned activities. To date, its activities have consisted of raising capital through the issuance of convertible debentures to foreign investors in a private placement and implementing its marketing plans, both in the United States and in Europe, with the assistance of two strategic corporate partners in Italy. Loans receivable from the strategic partners constitute advances for this purpose and are repayable twelve months from the date of advance, plus interest at 10% a year. The Company has also made non-interest bearing advances to an employee in Italy which are utilized for the establishment of the Company's business operations in Europe.


(5)   Convertible Debentures

During the six months ended June 30, 2001, the Company issued, in a private placement to foreign investors, $871,000 of 9.75% debentures due August 15, 2003. After giving effect to the 2.5-for-1 stock split the debentures were convertible at $.40 a share into the common stock of the Company for a thirty day period following the Company listing for trading on NASDAQ. However, by mutual agreement, such debentures were converted as of June 28, 2001 into 2,171,000 shares of common stock and the Company agreed to issue an additional 72,558 shares of common stock in lieu of $29,023 accrued interest on the debentures. The $150,000 of debt issue costs in connection with the debentures was being amortized to operations over the scheduled term of the notes. The $133,929 unamortized balance of such costs was charged to operations as an extraordinary item upon the conversion of the debentures.


(6)   Common Stock Issued for Services

Effective June 30, 2001, the Company issued 812,000 shares of common stock to executive employees and certain vendors as compensation for services rendered during the three months then ended. Such shares were valued at $.40 each, equal to the net cash proceeds per share received in connection with the convertible debentures.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, certain matters discussed in this report may be considered "forward-looking statements" within the meaning of The Securities Act of 1933 and The Securities Exchange Act of 1934, as amended by The Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include "if the Company cannot integrate acquired companies in its business, its profitability may be adversely effected", and "the Company may not be able to compete successfully against other companies." These and additional important factors to be considered are set forth in the Safe Harbor Compliance Statement for forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.


OVERVIEW OF I.A. EUROPE

I.A. Europe is a development stage company which has minimal operating history. As a result, investors are alerted that any investment in the company entails a high degree of risk. The company has not yet generated any revenue from its products or services.

I.A. Europe, Inc., was organized in March 1999, under the name
"In Memoriam.Com, Inc.", as a Delaware Corporation, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company in February 2001 acquired all the outstanding shares of common stock of I.A. Europe, Inc., a New York Company. Upon completion of this acquisition, the Company adopted the business plan of I.A. Europe, and changed its name to I.A. Europe, Inc., to better reflect its intended business operations. Prior to this acquisition, In Memoriam had no operations and no revenues.

Subsequently on June 29, 2001, the Company acquired all the outstanding shares of common stock of MAS Acquisition XXVII Corp., an Indiana company, and a reporting company with the Securities and Exchange Commission. As a result of this acquisition, MAS Acquisition XXVII became a subsidiary of I.A. Europe. The Company, upon effectiveness of the Agreement and Plan of Reorganization executed with MAS Acquisition XXVII, became the successor issuer to MAS Acquisition XXVII for reporting purposes under the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission. The officers, directors and by-laws of I.A. Europe continued without changes as the officers, directors and by-laws of the successor issuer.

I.A. Europe, Inc. is a web based company offering B2B and B2C internet solutions, maintaining offices in New York and London. The Company seeks to provide services such as web hosting, web design, web marketing as well as e-commerce and business solutions, paying particular attention to the rapidly growing European internet market. The company is service oriented and strives to assist businesses with developing a presence on the internet through strategic marketing.

Additional advertising and marketing of business is available through the company's quarterly magazine and web portal "Made in 2001" which currently has circulation of 30,000 copies and is distributed to businesses throughout Europe and the United States. Both the magazine and portal address new economy issues and news relating to the European and U.S. markets.

The Company's maintains its internet web site at www.iaeurope.com. Its offices are located at 14 Wall Street, 20th Floor, New York, New York, as well as 34 South Molton
Street, London, England.



RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
2001:

Since the Company commenced operations in the fourth quarter of 2000, there were no results of operations to report for the three and six month periods ended June 30, 2000.

As indicated in Notes 1 and 4 to the condensed financial statements, the Company is a development stage company and as such has generated no revenues from planned business activities. Its operations to date have consisted of raising capital through the issuance of convertible debentures to foreign investors in a private placement and implementing its marketing plans in the United States and Europe.

The costs incurred for the three and six months ended June 30, 2001 consist primarily of consulting fees for promotion of the Company, developing strategic alliances, foreign travel and office and occupancy expenses. The Company also incurred an extraordinary loss equal to the unamortized balance of deferred finance costs in connection with the conversion of its outstanding debentures into common stock in June 2001.

Loss per common share was computed based on the weighted average outstanding shares during the periods. Average shares outstanding for the entire period include all of the common stock issued in connection with the In Memoriam recapitalization as well as the 2.5-for-1 stock split in February 2001 (see Note 1 of notes to condensed financial statements).


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has raised capital through a private placement of convertible debentures to foreign investors. These debentures were converted to common shares in June 2001.

The Company intends to raise additional capital from public or private placements to investors of common stock and/or convertible debentures. However, there can be no assurances that the Company will be able to obtain capital from these sources or whether the funds required by the Company to implement its business plan will otherwise be obtainable.

During the six months ended June 30, 2001, the Company used cash of $585,600 in its operating activities, primarily for marketing and consulting fees in promotion of the Company and establishing strategic alliances.

Cash flow used for investing activities was $201,731 consisting of loans to strategic partners and purchases of fixed assets.

Cash flow provided from financing activities was from the net proceeds of convertible debentures issued.

The $114,656 advances to employee at June 30, 2001 are expected to be utilized for operating expenses of the Company subsequent to June 30, 2001. Additionally, the loans receivable to strategic partners of $139,590 at June 30, 2001 are expected to be repaid either in cash or applied against future operating expenses provided to the Company by the strategic partners and paid for by such partners. The sum of these advances, together with cash in bank of $13,666 at June 30, 2001 provides the Company with $267,912 of liquidity to fund its operations in the following period. Without obtaining capital and/or financing, these funds may not be sufficient for the Company to advance beyond the development stage and to ultimately produce profitable operations.


RISK FACTORS

There are inherent risk factors associated with investment in I.A. Europe and management wishes to alert investors to these risks.

Limited Operating History

I.A. Europe has a very limited operating history upon which an evaluation of its business and prospects can be based.
There can be no assurance of sustained profitability or that, I.A. Europe will realize revenue growth or be profitable on a quarterly or annual basis. In addition, I.A. Europe plans to increase its operating expenses to expand its sales and marketing operations and increase its administration resources. A relatively high percentage of I.A. Europe's expenses will be typically fixed in the short term as I.A. Europe's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, I.A. Europe's business, financial condition, operating results and cash flows would be materially adversely affected. I.A. Europe believes that period-to-period comparisons of financial results are not necessarily meaningful at this development stage and should not be relied upon as an indication of future performance.


Competition

The market for internet consultancy and services is intensely competitive, rapidly evolving and subject to very rapid technological change. In addition, the areas of marketing and advertising are also intensely competitive requiring constant new and innovative ideas as well as a demanding effort to outperform competitors and introduce new channels of communicating ideas to the public. I.A. Europe must develop and introduce, in an expeditious and cost-effective manner, new products, product features, ideas and services that outperform offerings and products by competitors.


Loss of Key Personnel

I.A. Europe has a small team of personnel who manage and operate its business. I.A. Europe's success and operating results are substantially dependent on the continued service and performance of its management and sales personnel. I.A. Europe intends to hire a significant number of additional technical and sales personnel in the next year. Competition for such personnel is intense, and there can be no assurance that I.A. Europe will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of I.A. Europe's management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon I.A. Europe's business, financial condition, operating results and cash flows. The ability to succeed is wholly dependent on the contributions and efforts of its personnel.


Change in Technology

Because of the rapid technological change in the internet and technology fields, I.A. Europe's success will depend upon its ability to address the increasingly sophisticated needs of its customers by designing, developing, testing, marketing and selling enhancements to its products and services on a timely basis that keeps pace with technological developments, and customer requirements.


Foreign Currency Exchange Fluctuation

Because I.A. Europe's reporting currency is the United States dollar, its operations outside the United States face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. I.A. Europe has operations outside the United States and is hedged, to some extent, from foreign exchange risks because of its ability to purchase, develop and sell in the local currency of those jurisdictions. There can be no assurance, however, that the attempted matching of foreign currency receipts with disbursements or hedging activities will adequately moderate the risk of currency or exchange rate fluctuations which could have a material adverse effect on I.A. Europe's business, financial condition, operating results and cash flows. In addition, to the extent I.A. Europe has operations outside the United States, I.A. Europe is subject to the impact of foreign currency fluctuations and exchange rate charges on I.A. Europe's reporting in its financial statements of the results from such operations outside the United States.


Inflation

At this development stage, inflation has not had a material effect on the operations of I.A. Europe which are still in the development stage. Nonetheless, once I.A. Europe's operations are developed, inflation may affect its ability to generate profit as increased costs may be associated with development of its products and services.


Ability to Raise Capital

I.A. Europe's ability to further develop its business and operations is dependent on its ability to raise capital. The company will seek to raise capital through equity funding and private placement of securities as well as securing lines of credit with credit institutions. There is no guarantee that I.A. Europe will be able to raise capital to further develop its business and operations. Additionally, the company may encounter significant costs or unfavorable terms in its efforts to raise capital. Investors are further alerted that any efforts to raise capital through a private placement of equity securities will result in dilution to shareholders of the company.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

(A) On June 29, 2001, the company issued 20,000 shares of common stock to shareholders of MAS Acquisition XXVII Corp., in exchange for the outstanding shares of common stock in that company.

The issuance of securities in this transaction was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution.

(B) The company on June 28, 2001 issued 2,243,558 shares of common stock to various investors holding convertible debentures in the company. The company, during the six months ended June 30, 2001, the Company issued, in a private placement to foreign investors, $871,000 of 9.75% debentures due August 15, 2003. After giving effect to the 2.5-for-1 stock split the debentures were convertible at $.40 a share into the common stock of the Company for a thirty day period following the Company listing for trading on NASDAQ. However, by mutual agreement, such debentures were converted as of June 28, 2001 into 2,171,000 shares of common stock and the Company agreed to issue an additional 72,558 shares of common stock in lieu of $29,023 accrued interest on the debentures.

The issuance of securities in this transaction was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders.


Item 5.   Other information

(A) Successor Issuer Election Under Rule 12g-3(a)

On June 29, 20001, pursuant to an Agreement and Plan of Reorganization, I.A. Europe, Inc., (hereinafter "I.A. Europe"), a Delaware Corporation, acquired 10,000 shares of common stock of MAS Acquisition XXVII Corp., representing all of the outstanding shares of common stock of MAS Acquisition XXVII, for the sum of Twenty Five Thousand ($25,000.00) Dollars. As a result of the purchase MAS Acquisition XXVII became a subsidiary of I.A. Europe. The Stock Purchase Agreement was approved by the unanimous consent of the board of directors of I.A. Europe on June 28, 2001.

In accordance with the terms of the Agreement and Plan of Reorganization, I.A. Europe further remunerated MAS Capital,
Inc., with the sum of 20,000 restricted shares of common stock in I.A. Europe.

Upon effectiveness of the Agreement and Plan of Reorganization, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, I.A. Europe became the successor issuer to MAS Acquisition XXVII for reporting purposes under the Securities Exchange Act of 1934, as amended. The officers, directors and by-laws of I.A. Europe continued without changes as the officers, directors and by-laws of the successor issuer.

The company on June 29, 2001 filed a Form 8-K regarding this transaction which is incorporated by reference herein.


(B) Change of Accountants by Company

On August 1, 2001, the Registrant changed accountants from Stark Tinter & Associates, LLC to Cornick, Garber & Sandler, LLC, located at 630 Third Avenue, New York, New York. The reason for the change was that the company wished to utilize accountants which were geographically closer situated to the company and better able to perform an audit and review of the company's books and records. The financial statements reported on by Stark Tinter were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and the interim period through August 1, 2001. The decision to change accountants was approved by the Registrant's Board of Directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through August 1, 2001.

The Company on August 8, 2001 filed a Form 8-K disclosing the change in accountants which is incorporated by reference herein.


Item 6.   Exhibits and Reports on Form 8-K

(A) Incorporated by reference is the Form 8-K filed by the company on June 29, 2001.

(B) Incorporated by reference is the Form 8-K filed by the company on August 8, 2001.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 17, 2001

I.A. EUROPE, INC.

/s/ Victor Minca
------------------------
By: Victor Minca
Chief Executive Officer