Form 10-Q
period 2001-09-30
I A EUROPE INC
filed 2001-11-15
CIK 1144425

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001

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

    Yes __X____      No_______

As of September 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

16,509,956  shares of voting common stock

                I.A. EUROPE, INC. AND SUBSIDIARIES
                   (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Unrestricted Cash                                           $  18,615
  Cash received for 185,100 shares issuable
    in private placement (less $185,100 payable to
    escrow agent)                                                    --
  Loans receivable from strategic partners                       69,032
  Accrued interest receivable                                     5,226
  Advances to employee for expenses in Europe                    24,093
                                                             ----------
       Total current assets                                     116,967

                                              Accumulated
                                       Asset  Depreciation
Fixed assets:
  Automobile                          $30,555   $ (7,639)
  Furniture and equipment              43,413    (10,018)
                                    ----------  ---------
       Total fixed assets              73,968    (17,657)        56,311
                                    ----------  ---------
Security deposits                                                 7,947
                                                             ----------
       T O T A L                                             $  181,224
                                                             ==========
                          LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                      $   37,533
  Advances from stockholders                                     31,772
                                                             ----------
       Total current liabilities                             $   69,305

                      STOCKHOLDERS' EQUITY

Common stock - authorized 50,000,000 shares,
  par value $.001 per share; issued and outstanding
  16,509,956 shares                                              16,510
Additional paid-in capital                                    1,231,540
Deficit accumulated during development stage                 (1,136,131)
                                                            -----------
       Total stockholders' equity                               111,919
                                                            -----------
       T O T A L                                             $  181,224
                                                            ===========

           The attached notes are made a part hereof.

               I.A. EUROPE, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                          (UNAUDITED)

Cash flow from operating activities:

 Net (loss)                                                $(1,108,718)
 Adjustments to reconcile net (loss)
     to cash used in operating activities:
  Depreciation                                                  17,657
  Amortization of deferred financing costs                      16,071
  Loss on extinguishment of debt                               133,929
  Noncash portion of recapitalization expense                    8,000
  Capital stock issued for interest on convertible debentures   29,023
  Capital stock issued for services                            324,800
  Changes in assets and liabilities:
    Increase in current assets                                  (5,226)
    Increase in other assets                                    (7,947)
    Increase in current liabilities                             37,533
                                                             ----------
         Net cash used for operating activities               (554,878)
                                                             ----------
Cash flow used for investing activities:
 Loans to strategic partners                                   (69,032)
 Purchase of fixed assets                                      (66,151)
 Repayment of advance to officer/stockholder - net              55,707
                                                             ----------
         Net cash used for investing activities                (79,476)
                                                             ----------
Cash flow provided from financing activities:
 Proceeds of convertible debentures, net of
  $150,000 related issue costs                                 721,197
 Repayment of advance from stockholder                        ( 68,228)

                                                            -----------
         Net cash provided by financing activities             652,969
                                                            -----------
Net increase in unrestricted cash
   - unrestricted cash at September 30, 2001                   $18,615
                                                            ===========
Supplemental disclosure of cash paid for:
     Interest                                                  $ 1,464
                                                            ===========
     Income taxes                                              $ 2,500
                                                            ===========

           The attached notes are made a part hereof.

                   I.A. EUROPE, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                               (UNAUDITED)

                                           Additional               Total
                            Common Stock     Paid-In  Accumulated Stockholders'
                          Shares    Amount   Capital    Deficit     Equity
                      ------------------------------------------------------
Balance - January 1, 2001,
 as adjusted for
 recapitalization        13,434,398 $13,434  $   1,596  $(27,413)  $(12,383)

Conversion of debentures
 to common stock          2,171,000   2,171    869,026              871,197

Issuance of common stock
 for interest on
 convertible debentures      72,558      73     28,950               29,023

Issuance of common stock
 for acquisition of MAS
 XXVII Corp.                 20,000      20      7,980                8,000

Issuance of common stock
 for services               812,000     812    323,988              324,800

Net (loss)                     --       --        --   (1,108,718)(1,108,718)
                       ------------ ------- ---------- ----------- ----------
Balance -
September 30, 2001       16,509,956 $16,510 $1,231,540$(1,136,131)  $111,919
                       ============ ======= ========== =========== ==========


           The attached notes are made a part hereof.

              I. A. EUROPE, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                          (UNAUDITED)

                                              Three Months     Nine Months
                                                  Ended          Ended
                                          September 30, 2001 September 30, 2001
                                          ------------------ ------------------

Revenue                                           $    --     $   --

Operating expenses:
  Organization and marketing expenses               128,664    752,208
  General and administrative expenses                72,294    126,518
  Recapitalization expense                             --       38,538
  Depreciation                                        5,997     17,657
                                                   ---------  ---------
          Total operating expenses                  206,955    934,921
                                                   ---------  ---------
Operating Loss                                     (206,955)  (934,921)
                                                   ---------  ---------
Other income (expense):
  Interest income                                     2,193      5,226
  Interest and amortization of debt issue costs                (45,094)
                                                   ---------  ---------
         Total other income (expense)                 2,193    (39,868)
                                                   ---------  ---------
(Loss) before extraordinary item                   (204,762)  (974,789)

Extraordinary item:
  Loss on extinguishment of debt                       --     (133,929)
                                                   ---------  ---------
Net (loss)                                       $ (204,762)(1,108,718)
                                                   =========  =========
Net (loss) per share:
  (Loss) before extraordinary item                   $(0.01)    $(0.07)

  Extraordinary item                                    --       (0.01)
                                                   ---------  ---------
         Net (loss)                                  $(0.01)    $(0.08)
                                                   =========  =========
Weighted average number of common shares
  used to compute net (loss) per share           16,509,956  14,499,540
                                                 =========== ==========

           The attached notes are made a part hereof.

              I. A. EUROPE, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO CONDENSED FINANCIAL STATEMENTS
                    AS AT SEPTEMBER 30, 2001

(1)  Organization and Basis of Presentation

I.A. Europe, Inc. (the Company) was incorporated in August 2000 in New York State primarily as a web based enterprise offering B2B and B2C internet solutions such as web hosting, web design, web marketing as well as e-commerce and business solutions, with particular attention to the European market. It commenced operations in October 2000 and through September 30, 2001 has been in the development stage, having generated no revenues from planned operations through this date.

In February 2001, through an exchange of stock, the Company became a wholly-owned subsidiary of In Memoriam. Com, Inc. (In Memoriam), a Delaware corporation which subsequently changed its name to I.A. Europe, Inc. In Memoriam was inactive, with limited operating history, and had no operating assets as of the date of the exchange. Since In Memoriam was inactive and the shareholders of the Company received the substantial majority of the shares in the exchange, this transaction has been treated as recapitalization of the Company and is reflected as part of the capitalization of the Company as of January 1, 2001; such capitalization also gives effect to a 2.5-for-1 stock split which occurred as of the date of the exchange.

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


(2) Loss Per Share

The Company has calculated net (loss) per share by dividing net loss before extraordinary item and net loss by the weighted average number of common shares outstanding for each period. However, for purposes of computing loss per share for the three and nine months ended September 30, 2001, all of the shares issued in connection with the In Memoriam transaction have been considered as outstanding for the entire period. There were no common stock equivalents outstanding as of September 30, 2001.


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


(4)   Business Status

As described in Note 1, the Company is in the process of developing its business plan and considers itself in the development stage, as it has not generated any revenue from its planned activities. To date, its activities have consisted of raising capital in private placements and implementing its marketing plans, both in the United States and in Europe, with the assistance of two strategic corporate partners in Italy. Loans receivable from the strategic partners constitute advances for this purpose and are repayable twelve months from the date of advance, plus interest at 10% a year. The Company has also made non-interest bearing advances to an employee in Italy which are utilized for the establishment of the Company's business operations in Europe.

The Company is in negotiations to acquire an equity interest in its two strategic partners in Italy as well as an equity interest in an internet service company in Central America. To date, no agreements have been executed by the Company.

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

(7)  Common Stock - Private Placement

In July 2001 the Company commenced a private placement of up to 500,000 shares of common stock at $1.00 a share. Through September 30, 2001 the Company has received subscriptions and payments for 185,100 shares. Use of amounts received by the Company and issuance of the shares are subject to the closing of the transaction, pursuant to the terms of the private placement offering memorandum.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, certain matters discussed in this report may be considered "forward-looking statements" within the meaning of The Securities Act of 1933 and The Securities Exchange Act of 1934, as amended by The Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include "if the Company cannot integrate acquired companies in its business, its profitability may be adversely effected", and "the Company may not be ble to compete successfully against other companies." These and additional important factors to be considered are set forth in the Safe Harbor compliance Statement for forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.


OVERVIEW OF I.A. EUROPE

I.A. Europe is a development stage company which has limited operating history. As a result, investors are alerted that any investment in the company entails a high degree of risk. The company has not yet generated any revenue from its products or services.

I.A. Europe, Inc., was organized in March 1999, under the name
"In Memoriam.Com, Inc.", as a Delaware Corporation, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company in February 2001 acquired all the outstanding shares of common stock of I.A. Europe, Inc., a New York Company. Upon completion of this acquisition, the Company adopted the business plan of I.A. Europe, and changed its name to I.A. Europe, Inc., to better reflect its intended business operations. Prior to this acquisition, In Memoriam had limited operations and no revenues.

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

Additional advertising and marketing of business is available through the company's quarterly magazine and web portal "Made in 2001" which currently has a circulation of 30,000 copies and is distributed to businesses throughout Europe and the United States. Both the magazine and portal address new economy issues and news relating to the European and U.S. markets.

The Company maintains its internet web site at www.iaeurope.com.
Its offices are located at 14 Wall Street, 20th Floor, New York,
New York, as well as 34 South Molton Street, London, England.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER
30, 2001:

Since the Company commenced operations in the fourth quarter of 2000, there were no results of operations to report for the three and nine month periods ended September 30, 2000.

As indicated in Notes 1 and 4 to the condensed financial statements, the Company is a development stage company and as such has generated no revenues from planned business activities. Its operations to date have consisted of raising capital through private placements and implementing its marketing plans in the United States and Europe.

The costs incurred for the three and nine months ended September 30, 2001 consist primarily of consulting fees for promotion of the Company, developing strategic alliances, foreign travel and office and occupancy expenses. The Company also incurred an extraordinary loss equal to the unamortized balance of deferred finance costs in connection with the conversion of its outstanding debentures into common stock in June 2001.

Loss per common share was computed based on the weighted average outstanding shares during the periods. Average shares outstanding for the entire period include all of the common stock issued in connection with the In Memoriam recapitalization as well as the 2.5-for-1 stock split in February 2001 (see Note 1 of notes to condensed financial statements).


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has raised capital through a private placement of convertible debentures. The debentures were converted to common shares in June 2001.

The Company intends to raise additional capital from public or private placements to investors of common stock and/or convertible debentures. However, there can be no assurances that the Company will be able to obtain capital from these sources or whether the funds required by the Company to implement its business plan will otherwise be obtainable. Through September 30, 2000, the company has received an additional $185,100 of funds pursuant to a private placement offering of up to 500,000 shares at $1.00 per share which commenced in July 2001.

During the nine months ended September 30, 2001, the Company used cash of $554,878 in its operating activities, primarily for marketing and consulting fees in promotion of the Company and establishing strategic alliances.

Cash flow used for investing activities was $79,476 consisting of loans to strategic partners and purchases of fixed assets, net of repayment of advance to an officer.

Cash flow provided from financing activities of $652,969 was primarily from the net proceeds of convertible debentures issued.

The $24,093 advances to employees at September 30, 2001 are expected to be utilized for operating expenses of the Company subsequent to September 30, 2001. Additionally, the loans receivable to strategic partners of $69,033 at September 30, 2001 are expected to be repaid either in cash or applied against future operating expenses provided to the Company by the strategic partners and paid for by such partners. The sum of these advances, together with cash in bank of $18,615 at September 30, 2001 provides the Company with $111,741 of liquidity to fund its operations in the following period.
Without obtaining additional capital and/or financing, these funds may not be sufficient for the Company to advance beyond the development stage and to ultimately produce profitable operations.


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

(C) During the quarter ended September 30, 2001, the Company offered to sell, pursuant to a private offering of its shares under Regulation D of the Exchange Act of 1934, a total of 500,000 shares of common stock at the price of $1.00 per share. As of the date of this filing, the Company has received subscriptions for the purchaser of 185,100 shares of common stock at $1.00 which shall result in net proceeds to the Company of $185,100. These funds shall be available to the Company upon closing of the transaction.

The issuance of securities in these transactions is exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution.


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

(C)Change of Year End

On October 15, 2001, the Registrant changed its year end from December 31 to June 30, effective with the period ended June 30, 2001.

The Company on October 31, 2001 filed a form 8-K disclosing the change of its year end which is incorporated by reference herein.


Item 6.   Exhibits and Reports on Form 8-K

(A) Incorporated by reference is the Form 8-K filed by the company on June 29, 2001.

(B) Incorporated by reference is the Form 8-K filed by the company on August 8, 2001.

(C) Incorporated by reference is the Form 8-K filed by the company on October 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 15, 2001

I.A. EUROPE, INC.

/s/ Victor Minca
------------------------
By: Victor Minca
Chief Executive Officer