Form 10-K
period 2001-06-30
I A EUROPE INC
filed 2002-01-15
CIK 1144425

UNITED STATES
               SECURITIES EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10K

        Annual Report Pursuant to Section 12(b) or (g) of
               The Securities Exchange Act of 1934

            For fiscal year ended June 30, 2001

                       I.A. EUROPE INC.
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

                  Yes   X      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

As of December 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

16,940,056  shares of voting common stock

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

OVERVIEW OF I.A. EUROPE

I.A. Europe, through June 30, 2001, was a development stage company with limited operating history.

On October 15, 2001, I.A. Europe elected to change its fiscal year from December 31 to June 30. Pursuant to the rules and regulations of the Securities and Exchange Commission, the change in fiscal year required the filing of a Form 10-K by I.A. Europe for the period ending on June 30, 2001. The disclosure and financial statements provided by I.A. Europe in this Form 10-K relates to the period through June 30, 2001 and also discusses significant events subsequent to this date which affect the company's liquidity and operations.

I.A. Europe Inc., was organized in March 1999, under the name
"In Memoriam.Com, Inc.", as a Delaware Corporation, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

In February 2001, the Company acquired all the outstanding shares of common stock of I.A. Europe, Inc., a New York Company. Upon completion of this acquisition, the Company adopted the business plan of I.A. Europe, and changed its name to I.A. Europe Inc., to better reflect its intended business operations. Prior to this acquisition, In Memoriam had limited operations and no revenues. Since at the date of acquisition, In Memoriam was inactive and the stockholders of I.A. Europe, Inc. (New York) received the majority of the stock of the Company, for financial accounting purposes this transaction was treated as a recapitalization of I.A. Europe, Inc. (the New York entity) and its operations prior to February 2001 are included in the Company's financial statements as those of the predecessor entity. I.A. Europe, Inc., was incorporated in August 2000 in New York State.

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

On November 30, 2001, the Company, acquired a sixty (60%) percent interest in Klever & Co., srl, ("Klever") a company incorporated under the laws of Italy, having its registered office at Via S. Pio X, 50 S. Vendemiano, Treviso, Italy. Klever & Co., an advertising and new media marketing company with operations in Italy. Its advertising operations include marketing design and advertising consulting, public relations, media planning and organizing of events. Its new media operations include web design, web hosting, web consulting and providing e-commerce solutions. Klever's operates a web site located at www.klever.it.

Also on November 30, 2001, the Company, acquired a sixty (60%) percent interest in Holding Nafta srl, ("Nafta") a company incorporated under the laws of Italy, having its registered office at via Gramsei 4, Susegana, Italy. Holding Nafta retails sailing sportswear, sailing boat gear and accessories such as watches, eyewear and footwear and primarily operates and targets consumers in Italy. Holding Nafta designs eyeglasses and licenses the right for production and marketing to Croma srl., which sells these eyeglasses to approximately 500 stores. Holding Nafta receives royalties from Croma srl. Holding Nafta manufactures, distributes and sells watches to approximately 260 stores which market and sell these watches to consumers throughout Italy. At the current time, Holding Nafta is seeking to further develop and market its line of sportswear which is currently sold in 2 stores in Italy, one in Poltu Quatu, Sardinia and the other in Rome. Holding Nafta operates several web sites located at www.nafta.it and related sites.

As a result of the acquisitions by I.A. Europe of Klever & Co., and Holding Nafta, I.A. Europe was no longer considered a development stage company.

In December 2001, I.A. Europe acquired real property in the town of Escazu, province of San Jose, in Costa Rica. The property is approximately 281 acres and currently is compounded with three residential homes, one warehouse and one sugar cane processing plant. The total purchase price of the property, pursuant to a Purchase Contract executed between I.A. Europe and the Seller, is Seven Hundred Thirty Thousand ($730,000.00) United States Dollars.

Also in December 2001, I.A. Europe acquired two condominium apartment units located in the Mediterranean resort town of Poltu Quatu, on the island of Sardinia, in Italy. The units are one bedroom and two bedroom duplex apartments which the company anticipates renting on a seasonal basis. The total purchase price of the two units is approximately Six Hundred Thirty Thousand ($630,000.00) United States Dollars.

I.A. Europe Inc. is an integrated holding company maintaining offices in New York, London and Costa Rica. Its subsidiaries operate and provide services in the following areas: advertising, media and marketing consulting services; marketing and distributing sportswear apparel and related accessories; real estate investment; internet and web consulting and services; developing B2B and B2C hosting and commerce solutions.

The Company seeks to provide services such as web hosting, web design, web marketing as well as e-commerce and business solutions, paying particular attention to the rapidly growing European internet market. The company is service oriented and strives to assist businesses with developing a presence on the internet through strategic marketing.

Additional advertising and marketing of business is available through the company's quarterly magazine and web portal "Made in 2001" which the Company anticipates having a circulation of 30,000 copies and will be distributed to businesses throughout Europe, the United States and Latin America. Both the magazine and portal address new economy issues and news relating to the European and U.S. markets.

The Company maintains its internet web site at www.iaeurope.com.
Its offices are located at 14 Wall Street, 20th Floor, New York,
New York, as well as 34 South Molton Street, London, England.


SUBSIDIARIES
------------
The Company has five (5) subsidiaries: Two of the Company's subsidiaries, Klever & Co srl, and Holding Nafta srl, are both foreign entities organized under the laws of Italy. The third, I.A. Europe, Inc., is a New York corporation. The fourth and fifth, Klever & Co., Inc., (USA) and Holding Nafta, Inc., (USA) are both Delaware corporations. For accounting purposes, the operations of each entity are consolidated and reported in the financial statements of I.A. Europe.

KLEVER & CO srl.
     I.A. Europe owns a sixty (60%) percent interest in Klever & Co srl. Klever & Co is engaged in conducting advertising and new media operations in Italy. Its advertising operations include marketing design and advertising consulting, public relations, media planning and organizing of events. Its new media operations include web design, web hosting, web consulting and providing e-commerce solutions. Klever operates a web site located at www.klever.it.

     Prior to becoming a subsidiary of I.A. Europe, Klever & Co., was a strategic partner of I.A. Europe, which has worked closely with I.A. Europe in developing I.A. Europe's business and web based consulting and advertising platforms. I.A. Europe's management believes that the acquisition of Klever will form a stronger bond and working relationship between the two companies which shall allow both companies to further development in the same areas and compliment each other's skills.


HOLDING NAFTA srl
     I.A. Europe owns a sixty (60%) percent interest in Holding Nafta srl. Holding Nafta retails sailing and ski sportswear and accessories such as watches, eyewear and footwear and primarily operates and targets consumers in Italy. Holding Nafta sells its products through approximately 500 sales outlets which market and sell eyewear to consumers throughout Italy and approximately
260 sales outlets which market and sell sport watches to consumers throughout Italy as well. At the current time, Holding Nafta is seeking to further develop and market its line of sportswear which are currently sold in 2 stores in Italy.

     Holding Nafta also maintains various web sites from which it markets its brands of sportswear, eyewear and watches:

     * www.nafta.it
     * www.naftasportwear.it
     * www.naftasunglasses.it
     * www.naftawatch.it
     * www.naftastore.it


     Holding Nafta also has registered various trademark names in Italy to utilize in marketing and distributing its brand of items. Those names include:

     * NAFTA ECOLOGICA
     * NAFTA WATCH
     * NAFTA DANDY
     * RAFFINERIA NAFTA
     * NAFTA SHOES
     * NAFTA GLASSES
     * NAFTA ICE
     * NAFTA PARFUME
     * NAFTA SPORTWEAR
     * NAPHTHA WATCH

     Prior to I.A. Europe acquiring a 60% interest in Holding Nafta, the two companies had maintained a strategic partnership whereunder I.A. Europe provided advice and consulting to Holding Nafta related to the development of its web based design, e-commerce platform and marketing and Holding Nafta provided visibility to I.A. Europe by co-sponsoring various recreational events in Italy.


I.A. EUROPE, INC. (NEW YORK)

     I.A. Europe, Inc., (New York) is a wholly owned subsidiary of the registrant I.A. Europe Inc. Its primary purpose is to acquire and hold title to real estate properties identified by I.A. Europe as suitable for acquisition, improvement and development. The Company currently holds title to one (1) property located in the town of Escazu, province of San Jose, in Costa Rica. The property is approximately 281 acres and currently is compounded with three residential homes, one warehouse and one sugar cane processing plant and two condominium apartment units located in the resort town of Poltu Quatu, on the island of Sardinia, in Italy. The Company also holds title to two apartment condominiums in the resort town of Poltu Quatu, located on the island of Sardinia, in the Country of Italy. The apartments are one and two bedroom apartments. The Company expects to rent each apartment unit on a seasonal basis to generate income for the company.


KLEVER & CO., INC. (USA)
     Klever & Co., Inc., is a Delaware company which is wholly owned by I.A. Europe Inc. It currently has no operations and no assets.


HOLDING NAFTA, INC. (USA)
     Holding Nafta, Inc., is a Delaware company which is wholly owned by I.A. Europe Inc. It currently has no operations and no assets.


CONSULTANTS
-----------
I.A. Europe from time to time has engaged consultants to provide services and work to the company for which the company has compensated the consultants with either a compensatory payment or with shares of the company's common stock. The company shall continue to engage consultants where it finds it to be appropriate however does not intend to continue to compensate consultants with shares of its common stock as this will cause dilution to the current shareholders.


COMPETITION
-----------
I.A. Europe recognizes vast competition in both the internet consultancy business and the marketing industry. The market for internet consultancy and services is intensely competitive, rapidly evolving and subject to very rapid technological change. In addition, the areas of marketing and advertising are also intensely competitive requiring constant new and innovative ideas as well as a demanding effort to outperform competitors and introduce new channels of communicating ideas to the public.
I.A. Europe recognizes that it must develop and introduce, in an expeditious and cost-effective manner, new products, product features, ideas and services that outperform offerings and products by competitors.

The Company believes that competition in the internet consultancy industry is based on the specific personal attention and services provided to clients as well as the price and cost which such services are provided. There is an over abundance of internet consultants in the industry where profits and revenues have substantially declined over the past year due to market conditions. I.A. Europe seeks to overcome these difficulties by focusing on European and Latin American clients who are just now currently in need of internet consultancy services. I.A. Europe is committed to providing personal and attentive services to clients in order to separate itself from other competitors.


ADVERTISING AND MARKETING
-------------------------
Each of I.A. Europe's segments has a separate and distinct marketing strategy which is required to complement the industry and segment under which the company and its subsidiaries operate.
The advertising and marketing strategy for each segment and subsidiary are as follows:

     i.  Internet Consultancy and Services
        (I.A. Europe Inc. and Klever & Co., srl)
     I.A. Europe will market its internet consultancy services outside the United States. The company believes that there is a tremendous amount of providers, services and competition in the United States which the company believes does not provide an ample opportunity for investment, growth and development. Rather, I.A. Europe seeks to market its services in Italy and Costa Rica, as well as other European and Latin American countries, where the market for internet consulting services is not yet developed and where the company believes there is a significant need for such services with a high potential for growth. I.A. Europe will market its services with a commission based professional sales force; telemarketing programs; internet advertising; print and media advertising; participation in selected trade fairs, shows and professional seminars.

     ii. Retail Apparel and Merchandise (Holding Nafta srl) Holding Nafta markets its branded retail apparel and merchandise through its dedicated retail outlets. It believes that it shall obtain additional sales and marketing benefits by opening new stand alone stores in resort areas which are areas where most of Holding Nafta's apparel and merchandise are worn and used. Holding Nafta also takes part in European sporting events, such as Formula 1 motor races and yachting races, by providing a visible outlet at such events and taking part in the sponsorship of such events. The company has also engaged high profile individuals, such as Stefano and Alberto Rizzi, two famous world class sailboat racers, to be spokespersons for Holding Nafta's products. The company believes that their athletic image and familiarity in the Italian market create a positive marketing image for the company. Holding Nafta targets high net worth individuals and sporting enthusiasts who are fashion or style conscious and active athletically.


Item 2.  DESCRIPTION OF PROPERTY

As of December 31, 2001, the Company's properties consisted of the following:

     i. Real property in the town of Escazu, province of San Jose, in Costa Rica. The property is approximately 281 acres and currently is compounded with three residential homes, one warehouse and one sugar cane processing plant. The total purchase price of the property, pursuant to a Purchase Contract executed between I.A. Europe and the Seller, is Seven Hundred Thirty Thousand ($730,000.00) United States Dollars, plus closing costs.

     ii. Two apartment condominiums in the resort town of Poltu Quatu, located on the island of Sardinia, in the Country of Italy. The apartments are one and two bedroom apartments. The total purchase price of both properties is Six Hundred Thirty Thousand ($630,000.00) United States Dollars plus closing costs. The Company expects to rent each apartment unit on a seasonal basis to generate income for the company.

On a consolidated basis, the Company's fixed assets associated with equipment and fixtures as of June 30, 2001 are as follows:

          Furniture and Equipment          $39,403
          Automobile                        30,555
                                         ----------
                                            69,958
          Less Accumulated Depreciation     11,660
                                         ----------
          Net Fixed Assets                 $58,298
                                         ==========

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings outside of the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 22, 2001, the Company submitted to its shareholders for approval an amendment of the company's certificate of incorporation to increase the authorized share capital of the corporation to 50,000,000 shares, $.001 par value. The matter was unanimously approved by the shareholders.
                             Part II

Item 5.  MARKET PRICE OF AND DIVIDENDS FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

There is no market for I.A. Europe's common stock at the current time.

No dividends have been declared to date by the Company. The Board of Directors may declare and pay dividends upon the outstanding shares of the Company, from time to time and to such extent as they deem advisable, in the manner and upon the terms and conditions provided by statute and the Company's Certificate of Incorporation. Before payment of any dividend there may be set aside out of any net profits of the Company such sum or sums as the directors, from time to time, in their absolute discretion, think proper as a reserve fund to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interests of the corporation, and the directors may abolish any such reserve in the manner in which it was created.

Shares owned by insiders, officers and directors totaling -------- are deemed "restricted securities" as that term is defined under the Securities Act; and in the future these shares may be sold under Rule 144, which provides in essence, that a person holding restricted securities for a period of one year may sell every three months an amount equal to the greater of (a) one percent of the Company's issued and outstanding common stock or
(b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale.

As of December 31, 2001, there were approximately 281 shareholders of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF
OPERATION

FORWARD-LOOKING STATEMENTS
--------------------------
Except for the historical information contained herein, certain matters discussed in this report may be considered "forward-looking statements" within the meaning of The Securities Act of 1933 and The Securities Exchange Act of 1934, as amended by The Private Securities Litigation Reform Act of 1995. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include "if the Company cannot integrate acquired companies in its business, its profitability may be adversely effected", and "the Company may not be able to compete successfully against other companies." These and additional important factors to be considered are set forth in the Safe Harbor compliance Statement for forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.

On October 15, 2001, I.A. Europe elected to change its fiscal year from December 31 to June 30. This Form 10-K is filed at this time pursuant to the company's obligations as a reporting entity with the Securities and Exchange Commission. The discussion and analysis of I.A. Europe's Results of Operations relate to the period through June 30, 2001 and also discusses significant events subsequent to this date which affect the company's liquidity and operations.

For accounting purposes, the financial records of I.A. Europe, Inc., the New York entity, appear as the financial statements of the company prior to the transaction between the company and I.A.
Europe, the New York entity, in February 2001.


OVERVIEW OF I.A. EUROPE
-----------------------
As of June 30, 2001, I.A. Europe was a development stage company which has limited operating history.

I.A. Europe, Inc., was organized in March 1999, under the name
"In Memoriam.Com, Inc.", as a Delaware Corporation, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company in February 2001 acquired all the outstanding shares of common stock of I.A. Europe, Inc., a New York Company. Upon completion of this acquisition, the Company adopted the business plan of I.A. Europe, and changed its name to I.A. Europe Inc., to better reflect its intended business operations. Prior to this acquisition, In Memoriam had limited operations and no revenues. Prior to this acquisition, the company had limited operations and no revenues. Since at the date of acquisition, the company was inactive and the stockholders of I.A. Europe, Inc. (New York) received the majority of the stock of the Company, for financial accounting purposes this transaction was treated as a recapitalization of I.A. Europe, Inc. (the New York entity) and its operations prior to February 2001 are included in the Company's financial statements as those of the predecessor entity. I.A. Europe, Inc., was incorporated in August 2000 in New York State.

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

Through December 31, 2001, I.A. Europe was successful in raising $1,184,000 pursuant to private equity placements of its common stock conducted pursuant to Rule 506 of Regulation D of the Securities Act of 1933. The funds were used to undertake acquisitions, to fund I.A. Europe's operations and to purchase real estate.


RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2001:
------------------------------------------------------
Since the Company commenced operations in the fourth quarter of 2000, there were no results of operations to report for the year ended June 30, 2000.

As indicated in Note A in the consolidated financial statements, through June 30, 2001, the Company was a development stage company and as such has generated no revenues from planned business activities. Its operations to this date have consisted of raising capital through private placements and implementing its marketing plans in the United States and Europe. On November 30, 2001 on the acquisition of stock interests in Klever & Co srl and Holding Nafta srl, the Company became an operating company.

The costs incurred for the year ended June 30, 2001 consist primarily of consulting fees for promotion of the Company, developing strategic alliances, foreign travel and office and occupancy expenses. The Company also incurred an extraordinary loss equal to the unamortized balance of deferred finance costs in connection with the conversion of its outstanding debentures into common stock in June 2001.

Loss per common share was computed based on the weighted average outstanding shares during the periods. Average shares outstanding for the entire period include all of the common stock issued in connection with the In Memoriam recapitalization as well as the 2.5-for-1 stock split in February 2001 (see Note A of notes to consolidated financial statements).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
To date, the Company has raised capital through private placements of convertible debentures and common shares. The debentures were converted to common shares in June 2001.

The Company intends to raise additional capital from public or private placements to investors of common stock and/or convertible debentures. However, there can be no assurances that the Company will be able to obtain capital from these sources or whether the funds required by the Company to conduct its operations will otherwise be obtainable.

Through December 31, 2001, the company has received subscriptions and payments for $430,100 pursuant to a private placement offering of up to 500,000 shares at $1.00 per share which commenced in July 2001, and $754,000 pursuant to a private placement offering of up to 10,000,000 shares at $.40 per share which commenced in November 2001, respectively. In January 2002, the Company received subscriptions and payments for an additional $1,000,000 in connection with the private placement offering at $.40 per share.

During the year ended June 30, 2001, the Company used cash of $497,983 in its operating activities, primarily for marketing and consulting fees in promotion of the Company and establishing strategic alliances.

Cash flow used for investing activities was $209,548 consisting of loans to strategic partners and purchases of fixed assets, net of repayment of advance to an officer.

Cash flow provided from financing activities of $721,197 was primarily from the net proceeds of convertible debentures issued.

The $114,656 advances to officers/stockholders at June 30, 2001 are expected to be utilized for operating expenses of the Company subsequent to June 30, 2001. Additionally, the loans receivable to strategic partners of $139,590 at June 30, 2001 were expected to be repaid either in cash or applied against future operating expenses provided to the Company by the strategic partners and paid for by such partners. However, in November 2001, the loans receivable from strategic partners was used for the acquisition of the 60% interests in Klever & Co Srl and Holding Nafta Srl. The sum of these advances, together with cash in bank of $13,666 at June 30, 2001 provides the Company with $267,912 of liquidity to fund its operations in the following period. Without obtaining additional capital and/or financing, these funds may not be sufficient for the Company to advance beyond the development stage and to ultimately produce profitable operations.



RISK FACTORS
------------
There are inherent risk factors associated with investment in I.A. Europe and management wishes to alert investors to these risks.


Limited Operating History

I.A. Europe has a limited operating history upon which an evaluation of its business and prospects can be based. There can be no assurance of sustained profitability or that, I.A. Europe will realize revenue growth or be profitable on a quarterly or annual basis. In addition, I.A. Europe plans to increase its operating expenses to expand its sales and marketing operations and increase its administration resources. A relatively high percentage of I.A. Europe's expenses will be typically fixed in the short term as I.A. Europe's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, I.A. Europe's business, financial condition, operating results and cash flows would be materially adversely affected. I.A. Europe believes that period-to-period comparisons of financial results are not necessarily meaningful at this development stage and should not be relied upon as an indication of future performance.


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

Additionally, the competition for retail apparel and merchandise is intense. There is no guarantee or assurance that the products of Holding Nafta will remain in demand by consumers as the tastes and preferences for fashion minded persons shift from season to season. Holding Nafta must constantly remain innovative and in tune with the market place to market and distribute retail apparel and merchandise which remains in style and taste for the consumer.


Loss of Key Personnel / Subsidiaries

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

Additionally, I.A. Europe's subsidiaries are operated by directors and management which are not overseen or managed on a daily basis by I.A. Europe. As a result, I.A. Europe relies on the management decisions and skills of those individuals in successfully operating these subsidiaries. The results of these subsidiaries will directly affect the financial statements of I.A. Europe.


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


Ability to Raise Capital

I.A. Europe's ability to further develop its business and operations is dependent on its ability to raise capital. The company will seek to raise capital through equity funding and private placement of securities as well as securing lines of credit with credit institutions. There is no guarantee that I.A. Europe will be able to raise capital to further develop its business and operations. Additionally, the company may encounter significant costs or unfavorable terms in its efforts to raise capital. Investors are further alerted that any efforts to raise capital through a private placement of equity securities will result in dilution to shareholders of the company.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT AUDITORS


STOCKHOLDERS I.A. EUROPE INC.

We have audited the accompanying consolidated balance sheet of I.A. EUROPE INC. AND SUBSIDIARIES (A Development Stage Company) as at June 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception on October 20, 2000 to June 30, 2001 and the statements of operations and cash flows for the six months ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of I.A. Europe Inc. and Subsidiaries as at June 30, 2001 and their consolidated results of operations and cash flows for the periods referred to above, in conformity with accounting principles generally accepted in the United States of America.


CORNICK GARBER & SANDLER, LLP
New York, New York
September 25, 2001

               I.A. EUROPE INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)

                   CONSOLIDATED BALANCE SHEET
                       AS AT JUNE 30, 2001

                            ASSETS
Current assets:
 Cash                                             $   13,666
 Loans receivable from strategic partners            139,590
 Accrued interest receivable                           3,033
 Advances to officer/stockholder for future
    business expenses (Note C)                       114,656
                                                 ------------
     Total Current Assets                            270,945

Depreciable assets (at cost, less accumulated
     depreciation (Note B)                            58,298
Security deposits                                      7,947
                                                 ------------
     TOTAL                                        $  337,190
                                                 ============

                          LIABILITIES

Current liabilities:
 Accounts payable and accrued expenses            $   20,509


                     STOCKHOLDERS' EQUITY
                      (NOTES A, D AND E)

Common Stock - authorized 50,000,000 shares
 par value $.001 per share, issued and
 outstanding 16,509,956 shares            $  16,510
Additional paid in capital                1,231,540
Accumulated deficit, during development
 stage                                     (931,369) 316,681
                                         ----------- --------
     TOTAL                                          $337,190
                                                    =========

The attached notes to financial statements are made a part hereof.

                     I. A. EUROPE INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            FROM INCEPTION ON OCTOBER 20, 2000 TO JUNE 30, 2001
                              (NOTES A AND E)

                                                      Accumulated
                                                        Deficit      Total
                   COMMON STOCK ISSUED    Additional  During Dev. Shareholders'
                   SHARES       AMOUNT   Paid In Cap    Stage       Equity
                 --------------------------------------------------------------
Initial Issuance
of shares to
stockholders of
I.A. Europe, Inc.,
(New York)              200  $       -    $        -   $        -  $       -

Shares issued upon
acquisition by
In Memoriam:
 Existing
  Stockholders    3,999,800      4,000        (4,000)           -          -
 In Memoriam
  Stockholders    1,373,790      1,374        13,656      (15,030)

Adjustment for
2.5 for 1 stock
split             8,060,608      8,060        (8,060)           -          -

Conversion of
debentures to
common stock      2,171,000      2,171       869,026                 871,197

Issuance of common
stock for interest
on convertible
debentures           72,558         73        28,950                  29,023

Issuance of common
stock for acquisition
of MAS XXVII Corp.   20,000         20         7,980                   8,000

Issuance of common
stock for services  812,000        812       323,988                 324,800

Net(loss)                                                (916,339)  (916,339)
               --------------------------------------------------------------
Balance -
June 30, 2001     16,509,956   $16,510    $1,231,540    $(931,369)  $316,681
               ==============================================================

The attached notes to financial statements are made a part hereof.

               I. A. EUROPE INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENT OF OPERATIONS

                                             From Inception      Six Months
                                           October 20, 2000 to     Ended
                                              June 30, 2001    June 30, 2001
                                        --------------------------------------
Revenue                                          $       0      $       0
Operating expenses:
  Organization and marketing expenses              633,325        622,609
  General and administrative expenses               56,825         55,258
  Recapitalization expenses                         38,538         38,538
  Depreciation                                      11,660         11,660
                                                -----------     ----------
  Total operating expenses                         740,348        728,065
                                                -----------     ----------
Operating (loss)                                  (740,348)      (728,065)
                                                -----------     ----------
Other income(expense):
  Interest income                                    3,033          3,033
  Interest and amortization of debt issue costs    (45,095)       (45,095)
                                                -----------     ----------
  Total other income(expense)                      (42,062)       (42,062)
                                                -----------     ----------
(Loss)before extraordinary item                   (782,410)      (770,127)

Extraordinary item (Note D):
 Loss on extinguishment of debt                   (133,929)      (133,929)
                                                -----------     ----------
Net(loss)                                        $(916,339)     $(904,056)

Net(loss) per share (Note A):
 Loss before extraordinary item                     $(0.06)        $(0.06)

 Extraordinary item                                  (0.01)         (0.01)
                                                -----------     ----------
          Net(loss)                                 $(0.07)        $(0.07)
                                                ===========     ==========
Weighted average number of common shares
 used to compute net loss per share             13,483,286      13,483,286
                                                ===========     ==========

The attached notes to financial statements are made a part hereof.

                       I. A. EUROPE INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENT OF CASH FLOW

                                             From Inception     Six Months
                                           October 20, 2000 to     Ended
                                              June 30, 2001    June 30, 2001
                                        --------------------------------------
Cash flow from operating activities:
  Net (loss)                                      $(916,339)     $(904,056)
  Adjustments to reconcile net (loss) to cash
  used in operating activities:
    Depreciation                                     11,660         11,660
    Amortization of deferred financing costs         16,071         16,071
    Loss on extinguishment of debt                  133,929        133,929
    Noncash portion of recapitalization expenses      8,000          8,000
    Capital stock issued for interest on
      convertible debentures                         29,023         29,023
    Capital stock issued for services               324,800        324,800
    Changes in assets and liabilities:
      Increase in current assets                   (117,689)       (37,789)
      Increase in other assets                       (7,947)        (7,947)
      Increase in current liabilities                20,509         20,509
                                                  ----------     ----------
     Net cash used for operating activities        (497,983)      (405,800)

Cash flow from investing activities:
   Loans to strategic partners                     (139,590)      (139,590)
   Purchase of fixed assets                         (69,958)       (62,141)
                                                  ----------     ----------
     Net cash used for investing activities        (209,548)      (201,731)

Cash flows from financing activities:
   Proceeds of convertible debentures, net of
    $150,000 related issue costs                    721,197        721,197
   Repayment of advance from stockholder                          (100,000)
                                                  ----------     ----------
      Net cash provided by financing activities     721,197        621,197
                                                  ----------     ----------
Net increase in cash - cash at June 30, 2001      $  13,666      $  13,666
                                                  ==========     ==========
Supplemental disclosure of cash paid for interest $   1,764      $   1,764
                                                  ==========     ==========

The attached notes to financial statements are made a part hereof.

                I. A. EUROPE INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                        AS AT JUNE 30, 2001

NOTE A -  Organization, Basis of Presentation and Summary of
Significant Accounting Policies

Organization and Basis of Presentation

I. A. Europe, Inc. (the Company) was incorporated in August 2000 in New York State and is intended to operate primarily as a web based enterprise offering B2B and B2C internet solutions such as web hosting, web design, web marketing, as well as e-commerce and business solutions, with particular attention to the European market. It commenced operations in October 2000 and through June 30, 2001 has been in the development stage, having generated no revenues from planned operations through this date.

In February 2001, through an exchange of stock, the Company became a wholly-owned subsidiary of In Memoriam. Com, Inc. (In Memoriam), a Delaware corporation which subsequently changed its name to I. A. Europe Inc. In Memoriam was inactive, with no recent operating history, and had no operating assets as of the date of the exchange. Since In Memoriam was inactive and the shareholders of the Company received the substantial majority of the shares in the exchange, this transaction has been treated as recapitalization of the Company. Both the shares issued upon incorporation of the Company and in connection with the In Memoriam transaction have been adjusted to give effect to a 2.5-for-1 stock split which occurred as of the date of the exchange and are treated as being outstanding for the entire period for purposes of computing net loss per share.

On June 29, 2001, the Company acquired all the outstanding shares of common stock of MAS Acquisition XXVII Corp., an Indiana Company, and a reporting company with the Securities and Exchange Commission for $25,000 and 20,000 shares of common stock. As a result of this acquisition, MAS Acquisition XXVII became a subsidiary of I. A. Europe. The Company, upon effectiveness of the Agreement and Plan of Reorganization executed with MAS Acquisition XXVII, became the successor issuer to MAS Acquisition XXVII for reporting purposes under the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission. The officers, directors and by-laws of I. A. Europe continued without change as the officers, directors and by-laws of the successor issuer. Since MAS Acquisition XXVII was also an inactive corporation, without any operating history or assets, this transaction was also treated as a recapitalization of the Company and the Company, as the successor issuer, is presenting its operations and capital structure as the basic financial statements of the entity.

Through June 30, 2001, the Company was in the development stage as it had not generated any revenue from its planned activities. Its activities to this date have consisted of raising capital and the implementation of its marketing plans, both in the United States and in Europe with the assistance of two strategic corporate partners in Italy. However, effective November 30, 2001 the Company acquired a majority ownership interest in these strategic partners and thus became an operating company (see Note
G).


Summary of Significant Accounting Policies

Principles of Consolidation

The attached financial statements include the accounts of I. A.
Europe Inc. (Delaware) and its subsidiaries, all of which are wholly-owned at June 30, 2001. Intercompany accounts and transactions have been eliminated upon consolidation.

Advertising and Marketing Costs

Advertising and marketing costs are charged to operations as incurred.

Depreciation

The cost of furniture and equipment is depreciated over their estimated useful lives of 3-5 years on the straight-line method.

Income Taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the Company's cumulative net losses of $916,339 has been fully reserved.
The Company has changed its reporting year end from December 31st to June 30th. The attached financial statements present the results of operations and cash flows of the Company for the six month transitional period resulting from the change in year end.

Loss Per Share

The Company has calculated net loss per share by dividing net loss by the weighted average number of common shares outstanding for each period, adjusted for stock splits. However, for purposes of computing net loss per share, all of the shares issued in connection with the In Memoriam transaction have been considered as outstanding for the entire period. There were no common stock equivalents outstanding as of June 30, 2001.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - Depreciable Assets

Depreciable assets at June 30, 2001 are comprised of:

Cost:
     Furniture and equipment                    $ 39,403
     Automobile                                   30,555
                                               ----------
     Total                                        69,958

Less accumulated depreciation                    (11,660)
                                               ----------
      Net                                       $ 58,298
                                               ==========


NOTE C - Advances To/From Stockholders

The advances to the officer/stockholder at June 30, 2001 are noninterest bearing and are expected to be utilized for the operating expenses of the Company in Europe subsequent to June
30, 2001.

NOTE D - Convertible Debentures


On May 4, 2001, the Company issued, in a private placement to foreign investors, $871,000 of 9.75% debentures due August 15, 2003. After giving effect to the 2.5-for-1 stock split, the debentures were convertible at $.40 a share into the common stock of the Company for a thirty day period following the Company listing for trading on NASDAQ. However, by mutual agreement, such debentures were converted as of June 28, 2001 into 2,171,000 shares of common stock and the Company agreed to issue an additional 72,558 shares of common stock in lieu of $29,023 accrued interest on the debentures. The $150,000 of debt issue costs in connection with the debentures was being amortized to operations over the scheduled term of the notes. The $133,929 unamortized balance of such costs was charged to operations as an extraordinary item upon the conversion of the debentures.

NOTE E - Common Stock Issued for Services

On June 30, 2001, the Company issued 812,000 shares of common stock to executive employees and certain vendors as compensation for services rendered during the period from October 20, 2001 to June 30, 2001. Such shares were valued at $.40 each, equal to the net cash proceeds per share received in connection with the convertible debentures.


NOTE F - Commitment

The Company's premises are leased on a month-to-month basis at a current monthly rental of $4,300. The attached financial statements include rent expense of approximately $20,000 for the period from inception on October 20, 2000 to June 30, 2001 and for the six months ended June 30, 2001.

NOTE G - Subsequent Events (Unaudited)

In July 2001, the Company commenced a private placement of up to 500,000 shares of common stock at $1.00 a share. Through November 2001, the Company has received subscriptions and payments for 430,100 shares. Use of amounts received by the Company and issuance of the shares are subject to the closing of the transaction, pursuant to the terms of the private placement offering memorandum. The transaction was closed in November 2001.

In November 2001, the Company commenced another private placement of up to 10,000,000 shares of common stock at $.40 per share.
Through December 31, 2001, the Company has received subscriptions and payments for approximately 1,886,000 shares.

Effective November 30, 2001, the Company acquired 60% ownership interests in Holding Nafta SRL and Klever & Co. SRL, the Company's strategic partners in Italy for an aggregate cash consideration of $100,000 and the issuance of 1,300,000 shares of common stock, valued at $.40 a share. Holding Nafta SRL is in the business of retail sales of sailing sportswear and accessories such as eyewear, watches and footwear, while Klever & Co. SRL is in the business of advertising and new media, including web design, web development and web hosting. Since both Italian companies are operating companies, the Company will no longer be considered a development stage enterprise as of the date of acquisition.

In December 2001, the Company acquired real property in the town of Escazu, province of San Jose, in Costa Rica for $730,000 plus closing costs. The property is approximately 281 acres and currently is compounded with three residential homes, one warehouse and one sugar cane processing plant.

Also in December 2001, the Company acquired two condominium apartment units located in the Mediterranean resort town of Poltu Quatu, on the island of Sardinia, in Italy for $630,000 plus closing costs. The units are one bedroom and two bedroom duplex apartments that the Company anticipates renting on a seasonal basis.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On August 1, 2001, the company elected not to continue retain Stark Tinter & Associates, LLC (the accountants for MAS ACQUISITION XVII CORP.) and retained Cornick Garber & Sandler, LLP located at 630 Third Avenue, New York, New York. The financial statements of MAS ACQUISITION XXVII CORP. reported on by Stark Tinter were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and the interim period through August 1, 2001. The decision to change accountants was approved by the Registrant's Board of Directors. There were no disagreements related to accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years and the interim period through August 1, 2001. I.A. Europe did not consult with Cornick Garber & Sandler, LLP its new independent accountants, regarding any matter prior to its engagement.

The Company on August 8, 2001 filed a Form 8-K reflecting this change. The Form 8-K is incorporated by reference herein and investors are directed to that filing for disclosure purposes. Investors are further advised that the principal accountant's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. Additionally, the decision to change accountants was approved by the board of directors of the company.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

                           Position(s) Held and
Name                 Age   Duration of Service    Family Relation
-----------------    ---   -------------------     -------------
Victor Minca          63   Chief Executive
                           Officer and Chairman       None
Attilio Granzotto     43   President                  None
Neil Marcus           59   Secretary                  None
Mario Garcia          40   Director                   None


All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Set forth below is certain biographical information regarding the Company's executive officers and directors:

VICTOR MINCA, Chairman and Chief Executive Officer, is the founder of the company. He previously worked twenty years as a Fashion & Advertising Photogropher for some of the top international magazines and advertising agencies in Australia, Asia, Africa, North and South America. He also spent ten years as a general manager responsible for sales and marketing for a major United States land developer. He is also the founder and editor of "Made in 2001" an international magazine written in English, Italian and Spanish.

ATTILLIO GRANZOTTO, President, is an analyst with background in market research and telemarketing. He has extensive experience in directing and managing a sales force. For fifteen years he was a financial adviser with FININVEST "Programma Italia" and with ING Sviluppo. Currently, he is also a majority partner of Diaport International, a firm involved in communication and marketing with offices in Italy, Germany and France.

NEIL MARCUS, Secretary, is a certified public accountant with an extensive work background as a Chief Financial Officer for entities dating back to 1973. Until September 1999, he was a Chief Financial Officer for Unitel Video, Inc., a video teleproduction industry listed on the American Stock Exchange. From May 1973 to July 1997, he was the Chief Financial Officer of Kavanau Real Estate Trust and Sanford Nalitt & Associated Companies, a real estate developer. Prior to 1973, he was with the accounting firm of Grant Thorton. He is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.


MARIO GARCIA, Director, is an attorney admitted to practice law in the state of Florida. He is a graduate of the Columbia University School of Law and is also Chairman of the Central Florida Hispanic Chamber of Commerce. He has also previously worked for the staff of the Governor of Florida.

To the best knowledge of management, during the past five years, no present or former director or executive officer of the
Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock.


Item 11. EXECUTIVE COMPENSATION

The following table summarizes the total compensation awarded or paid by the Company to its president, for the fiscal year ended
June 30, 2001. No executive officer of the Company had a total annual salary and bonus in excess of $100,000 for fiscal
2001.


The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has no plans at the present to compensate its directors.


COMPENSATION TABLE: None

CASH COMPENSATION:
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended June 30, 2001, with the exception of Victor Minca, Chairman and Executive Officer, and Attilio Granzotto, President, who received cash compensation in the sum of $16,000 and $48,000, respectively.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of December 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group. The Company also provides beneficial ownership information with respect to each of its executive officers.


Name and Address of      Amount and Nature of         Percent
Beneficial Owner         Beneficial Ownership         of Class
-----------------        --------------------         --------

Sebastiano Ben              113,791 (Direct)             .67%
Via Maggio 32
32021 Agordo (BL) ITALY

Attilio Granzotto           100,000 (Direct)             .59%
Via Liberazione 22
32020 Conegliano ITALY

VRPB Family Trust         9,900,000 (Direct)           58.44%
315 East 68th Street
New York, New York 10021

Star Trek Ltd.            1,000,000 (Direct)            5.90%
Charlotte House
Sherley Street
Nassau Bahamas

All Directors and Named
Executive Officers as
 group                      10,113,791                 59.70%


Rule 13d-3(d)(1)(i) under the Securities Exchange Act of 1934, regarding the determination of beneficial owners of securities, includes as beneficial owners of securities, among others, any person who directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power and/or investment power with respect to such securities; and, any person who has the right to acquire beneficial ownership of such security within sixty days through a means, including, but not limited to, the exercise of any option, warrant, right or conversion of a security. Any securities not outstanding that are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.
The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 16,940,056 shares of common stock outstanding as of the date of this filing.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                             PART IV

Item 14. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS

The Following financial statements are filed as part of this registration statement:
    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)


(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT

    3        Certificate of incorporation and by-laws

   21        Subsidiaries of the Company

(C) REPORTS ON FORM 8-K

   i. Form 8-K filed on June 29, 2001 regarding change in control of registrant;

   ii. Form 8-K filed on August 8, 2001 regarding registrant's change of independent accountants;

   iii. Form 8-K/A filed on September 14, 2001 regarding change in control of registrant and including financial statements;

   iv. Form 8-K filed on October 31, 2001 regarding registrant's change of fiscal year;

   v. Form 8-K filed on December 14, 2001 regarding registrant's acquisition of Klever & Co., srl and Holding
        Nafta srl;

   vi. Form 8-K filed on December 27, 2001 regarding registrant's acquisition of real property in the town of Escazu, province of San Jose, in Costa Rica.



SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

I.A. EUROPE INC.
----------------
(Registrant)

Date: January 14, 2002

By: /s/ Victor Minca
----------------------
Chairman of the Board