Form 10-Q
period 2001-12-31
I A EUROPE INC
filed 2002-02-20
CIK 1144425

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended December 30, 2001

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

                   Yes __X__    No_______

As of December 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

------------  shares of voting common stock

              I.A. EUROPE INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEET

                     DECEMBER 31, 2001
                        (UNAUDITED)

                          ASSETS
Current assets:
     Cash                                             $   205,520
     Accounts receivable                                  319,854
     Loans to shareholder of subsidiary                    73,337
     Inventories - finished goods                         172,682
     Foreign taxes refundable                              39,369
     Other current assets                                  73,250
                                                      -----------
     Total current assets                                 884,012

Fixed assets at cost, less $53,881 of
     accumulated depreciation                             213,890

Investment in real estate                               1,391,232
Trademarks                                                223,960
Goodwill                                                  678,559
Other assets                                               18,265
                                                      -----------
          T O T A L                                    $3,409,918

                        LIABILITIES

Current liabilities:
     Bank overdrafts                                $       8,384
     Accounts payable and accrued expenses                394,512
     Long-term debt - current portion                       5,991
     Foreign taxes payable                                 40,119
     Advances from stockholder                             11,159
     Loans from potential investors in subsidiary         698,091
     Loans payable - other                                207,237
     Other current liabilities                             18,497
                                                      -----------
     Total current liabilities                          1,383,990

Long-term debt                                              5,700

Liability for employee termination indemnities in Italy     3,311
                                                      -----------
     Total liabilities                                  1,393,001

Minority interest in Italian subsidiary                       185
                                                      -----------

STOCKHOLDERS' EQUITY

Common stock - authorized 50,000,000 shares,
     par value $.001 per share; issued and issuable
     21,718,671 shares                                     21,719
Additional paid-in-capital                              3,456,169
Accumulated deficit                                   (1,456,280)
Accumulated other comprehensive income                        222
                                                      -----------
                                                        2,021,830

Treasury stock                                            (5,098)
                                                      -----------
     Total stockholders' equity                         2,016,732
                                                      -----------
     T O T A L                                        $ 3,409,918
                                                      ===========

The attached notes are made a part hereof.

                     I.A. EUROPE INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                (UNAUDITED)

                                                             Period From
                                                            Inception on
                                              Six Months     October 20,
                                                 Ended         2000 to
                                              December 31,  December 31,
                                                 2001           2000
                                             ---------------------------
INCREASE (DECREASE) IN CASH

Cash flow from operating activities:
     Net (loss)                              $  (524,911)   $   (12,383)
     Adjustment to reconcile net (loss) to cash
     used in operating activities:
     Depreciation and amortization                19,155
     Charge for employee termination indemnities    (101)
     Minority interest                            29,235
     Changes in assets and liabilities:
           Accounts receivable                   (25,111)
           Inventories                           (23,155)
           Foreign taxes refundable                6,398
           Other assets                           (3,835)
           Accounts payable and accrued expenses  31,918
           Foreign taxes payable                  38,168
           Other liabilities                       7,060
                                              -----------    -----------
     Net cash used for operating activities     (445,179)       (12,383)

Cash flow used for investing activities:
     Advances to stockholder for future
       operating expenses                                       (79,800)

     Loans to strategic partners repaid, net      28,275
     Purchase of fixed assets                    (46,151)        (7,817)
     Purchase of real estate                  (1,391,232)
     Decrease in long-term debt                     (497)
     Repayment of advances to officer            114,656
     Advances for acquisition of InterCentro     (10,675)
     Cash balances of acquired companies,
         net of cash paid at closing             230,589
                                              -----------    -----------
     Net cash used for investing activities   (1,075,035)       (87,617)

Cash flow provided from financing activities:
     Advance from stockholder                                   100,000
     Increase in bank overdrafts                   7,328
     Proceeds of private placement of
         common stock, net of expenses         1,709,838
     Purchase of treasury stock                   (5,098)
                                              -----------    -----------
     Net cash provided by financing activities 1,712,068        100,000


Net increase in cash                             191,854             --

Cash at beginning of period                       13,666
                                              -----------    -----------
CASH AT END OF PERIOD                        $   205,520        $    --
                                              ===========    ===========


The attached notes are made a part hereof.

                    I.A. EUROPE INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                (UNAUDITED)

                                                          Additional
                                        Common Stock       Paid-in   Accumulated
                                      Shares     Amount    Capital     Deficit
                                     -------------------------------------------
Balance - July 1, 2001              16,509,956  $ 16,510  $1,231,540 $ (931,369)

Issuance of common stock for
 acquisition of Klever & Co. S.R.L.
 and Holding Nafta S.R.L.            1,300,000     1,300     518,700

Issuance of common stock in
 private placements                  3,908,715     3,909   1,705,929

Treasury stock acquired, at cost

Accumulated other comprehensive
     income

Net (loss)                                                             (524,911)
                                     -------------------------------------------
Balance - December 31, 2001         21,718,671   $21,719  $3,456,169$(1,456,280)



                                    Accumulated
                                     Other Com-                        Total
                                     Prehensive   Treasury Stock   Stockholders'
                                      Income     Shares     Amount    Equity
                                    --------------------------------------------
Balance - July 1, 2001                                               $ 316,681

Issuance of common stock for
 acquisition of Klever & Co. S.R.L.
 and Holding Nafta S.R.L.                                              520,000

Issuance of common stock in
 private placements                                5,182   $( 5,098)    (5,098)

Treasury stock acquired, at cost

Accumulated other comprehensive      $   222                               222
     income

Net (loss)                                                            (524,911)
                                     -------------------------------------------
Balance - December 31, 2001          $   222       5,81   $( 5,098)$(2,016,732)

Total comprehensive income (loss) representing the sum of net earnings or (loss) and other comprehensive income (loss) is as follows:

                                     October 20,    Three Months   Six Months
                                       2000 to        Ended          Ended
                                     December 31,   December 31,   December 31,
                                        2000           2001           2001
                                    -------------------------------------------
 Net loss                               $(12,283)     $(320,149)    $(524,911)

 Other comprehensive
        income (loss)                                       222           222
                                     -------------------------------------------
 Total comprehensive (loss)             $(12,283)     $(319,927)    $(524,689)
                                     ===========================================


The attached notes are made a part hereof.

                         I.A. EUROPE INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                  Period From
                                          Three                  Inception on
                                          Months     Six Months    October 20,
                                          Ended        Ended        2000 to
                                       December 31,  December 31, December 31,
                                          2001          2001         2000
                                    --------------------------------------------
Revenue                                $   143,996    $  143,996

Cost of sales                               30,745        30,745
                                    --------------------------------------------
Gross operating margin                     113,251       113,251

Operating expenses:
     Selling, general and administrative   369,378       570,336   $    12,283
     Depreciation and amortization          13,158        19,155
                                    --------------------------------------------
          Total operating expenses         382,536       589,491        12,283

Operating (loss)                          (269,285)     (476,240)      (12,283)
                                    --------------------------------------------
Interest income (expense):
     Interest income                         3,472         5,665
     Interest expense                         (724)         (724)
                                    --------------------------------------------
     Total other income (expense)            2,748         4,941

(Loss) before foreign income taxes and
     minority interest                    (266,537)     (471,299)      (12,283)

Foreign income taxes                       (24,377)      (24,377)
                                    --------------------------------------------
(Loss) before minority interest           (290,914)     (495,676)      (12,283)

Minority interest in earnings of foreign
     subsidiaries                          (29,235)      (29,235)
                                    --------------------------------------------
Net (loss)                             $  (320,149)  $  (524,911)   $  (12,283)
                                    ============================================
Net (loss) per share                    $    (0.02)   $    (0.03)   $    (0.00)
                                    ============================================
Weighted average number of common
     shares used to compute net loss
          per share                     17,613,802    17,061,879    13,434,398


The attached notes are made a part hereof.

              I.A. EUROPE INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)

                   DECEMBER 31, 2001

NOTE A -  Basis of Presentation

     The attached financial statements include the accounts of Klever & Co. S.R.L. and Holding Nafta S.R.L., 60% of whose stock was acquired effective November 30, 2001 (see Note B). The operations of these Company's are included for the period from December 1, 2001 to December 31, 2001. Also, in December 2001 the Company acquired certain real estate for development in Costa Rica and rental property in Sardinia, Italy. As a result of these transactions, the Company no longer considers itself in the development stage.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended December 31, 2001 are not necessarily, indicative of the results that may be expected for the full fiscal year ending June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the period ended June 30, 2001.


NOTE B -  Acquisitions

     On November 30, 2001, the Company acquired 60% ownership interests in Holding Nafta S.R.L. and Klever & Co. S.R.L., the Company's strategic partners in Italy for an assignment to the sellers of $111,613 of previous cash advances to these companies and the issuance of 1,300,000 shares of common stock, valued at $.40 a share. Holding Nafta S.R.L. ("Nafta") is primarily in the business of wholesale and retail sales of sailing sportswear and accessories such as eyewear, watches and footwear, while Klever & Co. S.R.L. ("Klever) is primarily in the business of advertising and new media, including web design, web development and web hosting. Results of operations include the operations of Nafta and Klever for the one month ended December 31, 2001.

     Pro forma consolidated revenues, net income (loss) and net income (loss) per share, as if these acquisitions had occurred at the beginning of each fiscal period are as follows:

                           Six Months Ended    Six Months Ended
                             December 31,        December 31,
                                2001                  2000

  Revenues                    $305,489            $ 238,513

  Net income (loss)          $  35,389            $(621,007)

  Net income (loss) per share     0.00            $    0.00


     Based on a preliminary allocation of the purchase price, the excess of the purchase price for each of these companies over the Company's 60% portion of their net assets acquired has been recorded as "goodwill," which, pursuant to Statement of Financial Accounting Standards No. 142, is not being amortized but will be periodically evaluated for impairment in the future.

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


NOTE C -  Common Stock Private Placements

     In July 2001, the Company commenced a private placement of up to 500,000 shares of common stock at $1.00 a share. The transaction was closed in November 2001 upon the placement of 430,100 shares.

     In November 2001, the Company commenced another private placement of up to 10,000,000 shares of common stock at $.40 per share. Through December 31, 2001, the Company has received subscriptions and payments for 3,478,615 shares. From January 1, 2002 to February 15, 2002, the Company received subscriptions and payments for approximately an additional 6,400,000 shares.


NOTE D -  Financing

     At December 31, 2001, the Italian subsidiaries have lines of credit with four banks which provide for loans up to ITL 255 million (approximately $116,000). Borrowings are based on outstanding receivables and bear interest at approximately 13.5% a year. No borrowings were outstanding at December 31, 2001.


NOTE E -  Subsequent Event

     Acquisition of InterCentro

     In January 2002, the Company acquired for $100,000 a seventy (70%) percent ownership interest in Internet de CentroAmerica Sociedad Anonima (InterCentro), a Costa Rican entity, which operates an Internet consulting, hosting and commerce solutions company. Additionally, the Company agreed to employ InterCentro's principal officer for a five year period, at an annual salary of $34,000 and agreed to invest up to, $250,000.00 in InterCentro for working capital purposes.

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

The information set forth in this Report on Form 10-Q including, without limitation, that contained in this Item 2, Management's Discussion and Analysis and Plan of Operation, contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

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


OVERVIEW OF I.A. EUROPE

I.A. Europe Inc. is an integrated holding company maintaining offices in New York, London and Costa Rica. Its subsidiaries operate and provide services in the following segment areas: new media advertising and marketing consulting services;
developing B2B and B2C hosting and commerce solutions, including internet consulting services; marketing and distributing sportswear apparel and related accessories; real estate investment. The Company conducts its operations through subsidiaries devoted to each segment.

Its subsidiaries are Klever & Co, srl, an Italian entity, which operates new media advertising and marketing consulting services; Holding Nafta srl, an Italian entity, which markets and distributes sportswear apparel and related accessories under the name "NAFTA"; I.A. Europe, Inc., a New York entity, which holds title to the Company's real estate investments; Internet de CentroAmerica Sociedad Anonima, a Costa Rican entity, which operates an internet consulting, hosting and commerce solutions company known as InterCentro. For accounting purposes, the operations of each entity are consolidated and reported in the financial statements of I.A. Europe.

The Company maintains its internet web site at www.iaeurope.com.
Its offices are located at 14 Wall Street, 20th Floor, New York,
New York, 34 South Molton Street, London, England and 901 Ponce de Leon Boulevard, Coral Gables, Florida 33134.

On October 15, 2001, I.A. Europe elected to change its fiscal year from December 31 to June 30. Pursuant to the rules and regulations of the Securities and Exchange Commission, the change in fiscal year required the filing of a Form 10-K by I.A. Europe for the period ending on June 30, 2001. The Form 10-K was filed by the Company on January 14, 2002. The disclosure and financial statements provided by I.A. Europe in the Form 10-K relates to the period through June 30, 2001 and also discusses significant events subsequent to this date which affect the company's liquidity and operations.

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

In December 2001, I.A. Europe acquired real property in the town of Escazu, province of San Jose, in Costa Rica. The property is approximately 281 acres and currently is compounded with three residential homes, one warehouse and one sugar cane processing plant. The total purchase price of the property, pursuant to a Purchase Contract executed between I.A. Europe and the Seller, is Seven Hundred Thirty Thousand ($730,000.00) United States Dollars. Title to the property is held in the name of the Company's subsidiary, I.A. Europe, Inc., the New York entity, which holds title to the company's investment properties.

Also in December 2001, I.A. Europe acquired two condominium apartment units located in the Mediterranean resort town of Poltu Quatu, on the island of Sardinia, in Italy. The units are one bedroom and two bedroom duplex apartments which the company anticipates renting on a seasonal basis. The total purchase price of the two units is approximately Six Hundred Thirty Thousand ($630,000.00) United States Dollars. Title to these properties is held in the name of the Company's subsidiary, I.A. Europe, Inc., the New York entity, which holds title to the company's investment properties. The properties have no operating results and the acquisition of these entities by the company are for investment purposes only.

On January 28, 2002, the company acquired a seventy (70%) percent interest in the company known as Internet de CentroAmerica S.A., a Costa Rican entity, which operates an internet consulting, hosting and commerce solutions company known as InterCentro. In consideration of such acquisition, the company paid the shareholders of InterCentro, transferring the seventy (70%) percent interest in that entity, the sum of One Hundred Thousand ($100,000.00) United States Dollars. Additionally, I.A. Europe agreed to employ InterCentro's principal officer for a five year period, extendable for another five years if so agreed by the parties, at an annual salary of USD$34,000.00 per year. Additionally, I.A. Europe pledged to invest the total sum of USD$250,000.00 in InterCentro to be utilized for the development of InterCentro. InterCentro is one of Costa Rica's premier internet hosting and web design companies, offering web design services including domain registration and e-mail service, network diagnostics and configuration, e-security, telephone and networking hardware. I.A. Europe intends to integrate InterCentro with the company's existing new media and internet consulting platforms for the purpose of further developing InterCentro to other markets in Latin America. Intercentro operates on its web site which is www.intercentro.com.

The Company on January 15, 2002 filed a Form S-8 Registration Statement for the purpose of registering a plan to compensate various employees and consultants with shares of the company's common stock for services rendered. The shares to be issued to any employees and consultants, upon the complete rendering of any services, shall be subject to the re-sale restrictions as provided for by Rule 144 of the Securities Exchange Act of 1934. The total sum of shares registered was 812,0000 shares.

   RESULTS OF OPERATIONS FOR THE PERIOD FROM OCTOBER 2000
  (INCEPTION) TO DECEMBER 31, 2000 AND THE SIX MONTHS ENDED
   DECEMBER 31, 2001

     Since the Company commenced operations in the fourth quarter of 2000, there were no results of operations to report for the three and six month periods ended June 30, 2000.

     As indicated in Note A to the condensed financial statements, the Company was a development stage company and as such has generated no revenues from planned business activities. Its operations to date have consisted of raising capital through the issuance of convertible debentures to foreign investors in a private placement and implementing its marketing plans in the United States and Europe.

     The costs incurred for the period from October 20, 2000 (inception) to November 30, 2001 consist primarily of consulting fees for promotion of the Company, developing strategic alliances, foreign travel and office and occupancy expenses. The Company also incurred an extraordinary loss equal to the unamortized balance of deferred finance costs in connection with the conversation of its outstanding debentures into common stock in June 2001. Effective November 30, 2001, the Company acquired a majority ownership interest in its strategic partners, Klever & Co. S.R.L. and Holding Nafta S.R.L., and thus became an operating company.

     Loss per common share was computed based on the weighted average outstanding shares during the periods. Average shares outstanding for the entire period include all of the common stock issued in connection with the In Memoriam recapitalization as well as the 2.5-for-1 stock split in February 2001. The financial statements for the three and six months ended December 31, 2001 include the operations of Klever & Co. S.R.L. and Holding Nafta S.R.L. for the one month of December 2001.


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

     During the period July 1, 2001 to December 31, 2001, the
Company used cash of $445,179 in its operating activities, primarily for marketing and consulting fees in promotion of the Company and establishing strategic alliances.

     Cash flow used for investing activities was $1,075,035, primarily for the purchase of real estate and fixed assets, reduced by net cash acquired upon the acquisition of Klever & Co. S.R.L. and Holding Nafta S.R.L. and repayment of advances to officer.

     Cash flow provided from financing activities was $1,712,068, primarily from the net proceeds of private placements of common stock.

     At December 31, 2001, the Company had cash of $205,520. Through February 15, 2002 the Company raised an additional amount of approximately $2,200,000, net of expenses, in connection with its private placement which commenced in November 2001. The sum of the proceeds of the private placement of common stock, together with cash in bank of $205,520 at December 31, 2001 provides the Company with approximately $2,400,000 of liquidity to fund its operations in the following period.


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


Item 2.   Changes in Securities

(A) During the quarter ended December 30, 2001, the Company offered to sell, pursuant to a private offering of its shares under Rule 506 of Regulation D of the Exchange Act of 1934, a total of 10,000,000 shares of common stock at the price of $.40 per share. As of the date of this filing, the Company has received subscriptions for the purchaser of approximately 9,750,000 shares of common stock at $.40 which shall result in net proceeds to the Company of approximately $3,900,000. The transaction is irrevocable, not subject to any conditions and each subscription is deemed firm. The Company has closed this transaction and the funds are available to the Company.

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

(A)Change of Year End

On October 15, 2001, the Registrant changed its year end from December 31 to June 30, effective with the period ended June 30, 2001.

The Company on October 31, 2001 filed a form 8-K disclosing the change of its year end which is incorporated by reference herein.


Item 6.   Exhibits and Reports on Form 8-K

(A) Incorporated by reference is the Form 8-K filed by the company on October 31, 2001.

(B) Incorporated by reference is the Form 8-K filed by the company on December 14, 2001.

(C) Incorporated by reference is the Form 8-K filed by the company on December 27, 2001.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 19, 2002

I.A. EUROPE, INC.

/s/ Victor Minca
------------------------
By: Victor Minca
Chief Executive Officer