Form 10-Q/A
period 2001-12-31
I A EUROPE INC
filed 2002-03-25
CIK 1144425

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q/A

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended December 31, 2001

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

21,718,671 shares of voting common stock

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

Treasury stock acquired, at cost

Accumulated other comprehensive
     income

Net (loss)                                                           (524,911)
                                   -------------------------------------------
Balance - December 31, 2001         21,718,671   $21,719$3,456,169$(1,456,280)



                                    Accumulated
                                     Other Com-                      Total
                                     Prehensive  Treasury Stock  Stockholders'
                                      Income     Shares    Amount    Equity
                                 --------------------------------------------
Balance - July 1, 2001                                              $ 316,681

Issuance of common stock for
 acquisition of Klever & Co. S.R.L.
 and Holding Nafta S.R.L.                                             520,000

Issuance of common stock in
 private placements                                5,182   $(5,098)    (5,098)

Treasury stock acquired, at cost

Accumulated other comprehensive      $   222                              222
     income

Net (loss)                                                           (524,911)
                                   -------------------------------------------
Balance - December 31, 2001          $   222       5,182  $(5,098)$(2,016,732)

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


NOTE E - Employment Agreement

On December 1, 2001, the Company entered into an employment agreement with its Chairman and Chief Executive Officer, Victor Minca. Under the terms of the Agreement, Mr. Minca will render his services and work for the Company for a period of five
(5) years. The employment agreement also contains a provision whereunder, in the event the agreement is terminated, Mr. Minca shall be provided with severance compensation which shall be in the form of Five Million (5,000,000) shares of common stock of the Company.


NOTE F - Segment Data

   As a result of the acquisitions described in Note B, the Company considers itself to be operating in three business segments; 1) Advertising/new media, comprised of marketing design and advertising consulting, public relations, media planning and organizing of events and new media operations including web design, web hosting, web consulting and providing e-commerce solutions, 2) Apparel, comprised of sailing sportswear, sailing boat gear skiwear and accessories such as watches, eyewear and footwear including the licensing of its design of eyeglasses and
3) Real estate, comprised of the investment in property in Costa Rica for development and renting of the condominiums acquired in Sardinia Italy:

     Segment operating data for the three and six month periods ended December 31, 2001 (which includes the acquired operations from December 1, 2001) is as follows:


                    Three months ended December 31, 2001
                    ------------------------------------
               Advertising/            Real    Unallocated
               New media     Apparel   Estate   Corporate  Total
               ------------  -------   -------  ---------  ------
Net sales to
external
customers        $ 96,050    $ 47,896      -         -  $ 143,996
                 =========    ========                   ========

Net earnings
(loss)           $ 38,911    $  4,941      - $(364,001)$(320,149)
                =========     ========       ====================


                    Six months ended December 31, 2001
                    ----------------------------------
               Advertising/            Real    Unallocated
               New media     Apparel   Estate   Corporate  Total
               ------------  -------   -------  ---------  ------
Net sales to
external
customers        $ 96,050   $ 47,896       -         -   $143,996
                =========   ========           ==================

Net earnings
(loss)           $ 38,911   $  4,941       - $(568,763)$(524,911)
                =========   ========           ==================


NOTE G -  Subsequent Event

     Acquisition of InterCentro

     In January 2002, the Company acquired for $100,000, plus closing costs, a seventy (70%) percent ownership interest in Internet de CentroAmerica Sociedad Anonima (InterCentro), a Costa Rican entity, which operates an Internet consulting, hosting and commerce solutions company. Additionally, the Company agreed to employ InterCentro's principal officer for a five year period, at an annual salary of $34,000 and agreed to invest up to, $250,000.00 in InterCentro for working capital purposes.

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


OVERVIEW OF I.A. EUROPE

I.A. Europe Inc. is an integrated holding company maintaining offices in New York, London and Coral Gables, Florida. Its subsidiaries operate and provide services in the following segment areas: new media advertising and marketing consulting services; developing B2B and B2C hosting and commerce solutions, including internet consulting services; marketing and distributing sportswear apparel and related accessories; real estate investment. The Company conducts its operations through subsidiaries devoted to each segment.

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

Also on November 30, 2001, the Company, acquired a sixty (60%) percent interest in Holding Nafta srl, ("Nafta") a company incorporated under the laws of Italy, having its registered office at via Gramsei 4, Susegana, Italy. Holding Nafta wholesales and retails sailing sportswear, sailing boat gear and accessories such as watches, eyewear and footwear and primarily operates and targets consumers in Italy. Holding Nafta designs eyeglasses and licenses the right for production and marketing to Croma srl., which sells these eyeglasses to approximately 500 stores. Holding Nafta receives royalties from Croma srl. Holding Nafta manufactures, distributes and sells watches to approximately 260 stores which market and sell these watches to consumers throughout Italy. At the current time, Holding Nafta is seeking to further develop and market its line of sportswear which is currently sold in 2 stores in Italy, one in Poltu Quatu, Sardinia and the other in Rome. Holding Nafta operates several web sites located at www.nafta.it and related sites.

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

Also in December 2001, I.A. Europe acquired two condominium apartment units located in the Mediterranean resort town of Poltu Quatu, on the island of Sardinia, in Italy. The units are one bedroom and two bedroom duplex apartments which the company anticipates renting on a seasonal basis. The total purchase price of the two units is approximately Six Hundred Thirty Thousand ($630,000.00) United States Dollars, plus closing costs. Title to these properties is held in the name of the Company's subsidiary, I.A. Europe, Inc., the New York entity, which holds title to the company's investment properties. The properties have no operating results and the acquisition of these entities by the company are for investment purposes only.

On January 28, 2002, the company acquired a seventy (70%) percent interest in the company known as Internet de CentroAmerica S.A., a Costa Rican entity, having its registered office at Edifico 7, Piso 8, Oficentro Ejecutivo, La Sabana, Sabana Sur, San Jose, Costa Rica, which operates an internet consulting, hosting and commerce solutions company known as InterCentro. In consideration of such acquisition, the company paid the shareholders of InterCentro, transferring the seventy (70%) percent interest in that entity, the sum of One Hundred Thousand ($100,000.00) United States Dollars, plus closing costs. Additionally, I.A. Europe agreed to employ InterCentro's principal officer for a five year period, extendable for another five years if so agreed by the parties, at an annual salary of USD$34,000.00 per year. Additionally, I.A. Europe pledged to invest the total sum of USD$250,000.00 in InterCentro to be utilized for the development of InterCentro. InterCentro is one of Costa Rica's premier internet hosting and web design companies, offering web design services including domain registration and e-mail service, network diagnostics and configuration, e-security, telephone and networking hardware. I.A. Europe intends to integrate InterCentro with the Company's existing new media and internet consulting platforms for the purpose of further developing InterCentro to other markets in Latin America. Intercentro operates on its web site which is www.intercentro.com.

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

On December 1, 2001, the Company entered into an employment agreement with its Chairman and Chief Executive Officer, Victor Minca. Under the terms of the Agreement, Mr. Minca will render his services and work for the Company for a period of five (5) years. The employment agreement also contains a provision whereunder, in the event the agreement is terminated, Mr. Minca shall be provided with severance compensation which shall be in the form of Five Million (5,000,000) shares of common stock of the Company.


   RESULTS OF OPERATIONS FOR THE PERIOD FROM OCTOBER 2000
  (INCEPTION) TO DECEMBER 31, 2000 AND THE SIX MONTHS ENDED
   DECEMBER 31, 2001

     Since the Company commenced operations in the fourth quarter of 2000, there were no results of operations to report for the three and six month periods ended June 30, 2000.

     As indicated in Note A to the condensed financial statements, the Company was a development stage company and as such had generated no revenues from planned business activities. Its operations through November 30, 2001 have consisted of raising capital through the issuance of convertible debentures and common stock to foreign investors in private placements and implementing its marketing plans in the United States and Europe. As a result of acquisitions effective November 30, 2001 the Company no longer considers itself a development stage company.

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


     Liquidity and Capital Resources

     To date, the Company has raised capital through private placements of convertible debentures and common stock. The debentures were converted to common shares in June 2001.

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


Limited Operating History

I.A. Europe has a limited operating history upon which an evaluation of its business and prospects can be based. There can be no assurance of that an investment in I.A. Europe shall be profitable or that, I.A. Europe will realize revenue growth or be profitable on a quarterly or annual basis. In addition, I.A. Europe plans to increase its operating expenses to expand its sales and marketing operations and increase its administration resources. A relatively high percentage of I.A. Europe's expenses will be typically fixed in the short term as I.A. Europe's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, I.A. Europe's business, financial condition, operating results and cash flows would be materially adversely affected. I.A. Europe believes that period-to-period comparisons of financial results are not necessarily meaningful at this development stage and should not be relied upon as an indication of future performance.

Investors are alerted that although I.A. Europe may realize profitability in one segment, such profitability may be adversely affected by losses in the other segment.


Competition

I.A. Europe and its subsidiaries face competition in the internet consultancy and services segment and in the retail sportswear apparel segment, as operated through I.A. Europe's respective subsidiaries.

The market for internet consultancy and services is intensely competitive, rapidly evolving and subject to very rapid technological change. In addition, the areas of new media marketing and advertising are also intensely competitive requiring constant new and innovative ideas as well as a demanding effort to outperform competitors and introduce new channels of communicating ideas to the public. I.A. Europe and its subsidiaries must develop and introduce, in an expeditious and cost-effective manner, new products, product features, ideas and services that outperform offerings and products by competitors. A failure by I.A. Europe or its subsidiaries to meet any one of these demands may have an adverse affect on the Company's ability to compete with other entities in this area.

Additionally, the market for retail sportswear apparel is also highly competitive and constantly re-inventing itself to respond to consumer tastes, demands and fashion. I.A. Europe and Holding Nafta must continuously adapt on a seasonal basis to the consumer and create a product which will be well accepted by the consumer. Competitors of Holding Nafta are also constantly seeking to market items to the public which will be well received and which will result in sales to competitors and not Holding Nafta. This makes competition in the retail market extremely intense. Any failure by Holding Nafta to respond to the consumer's needs and tastes will have an adverse affect on the company's ability to generate revenues and reaching profitability.


Reliance on Subsidiaries

I.A. Europe's financial statements and operations are based on the consolidated financial statements of its subsidiaries. As a result, I.A. Europe relies on its subsidiaries and management of these subsidiaries to generate revenue. I.A. Europe is able to appoint management for each subsidiary through its majority control and ownership of each subsidiary in an effort to insure that each subsidiary is well managed and operated. However, there is no guarantee that a subsidiary will generate revenue and reach profitability. As a result, investors are alerted that a negative impact on the operations or financial statements of any subsidiary will result in a negative impact on the operations and financial statements of I.A. Europe.


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


Inflation

Through to the Company's development stage, inflation has not had a material effect on the operations of I.A. Europe. Since the Company is no longer considered a development stage entity, inflation may affect its ability to generate profit as increased costs may be associated with development of its products and services.

In the opinion of management, inflation at this time has not and will not have a material effect on the operations of the Company and its subsidiaries. Management focuses on the long term growth of the Company and therefore any increase in inflation or jump in costs will not result in an immediate increase in prices to the consumer. Management believes that an increase in its prices may lead to a loss of customers and therefore hinder the Company's long term growth. At any course however, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations and proceed accordingly.


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


Item 2.   Changes in Securities

(A) During the quarter ended December 30, 2001, the Company offered to sell, pursuant to a private offering of its shares under Rule 506 of Regulation D of the Exchange Act of 1934, a total of 10,000,000 shares of common stock at the price of $.40 per share. As of the date of this filing, the Company has received subscriptions for the purchase of approximately 9,750,000 shares of common stock at $.40 which shall result in proceeds to the Company of approximately $3,900,000. The transaction is irrevocable, not subject to any conditions and each subscription is deemed firm. The Company has closed this transaction and the funds are available to the Company.

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


Dated: March 20, 2002

I.A. EUROPE, INC.

/s/ Victor Minca
------------------------
By: Victor Minca
Chief Executive Officer